Form 10-K
period 2004-12-31
FIRST STATE FINANCIAL CORP/FL
filed 2005-03-21
CIK 1282582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-119800
FIRST STATE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0771145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 South Links Avenue, Sarasota, Florida (Address of principal executive offices)	34236 (Zip Code)
Registrant’s telephone number, including area code:
(941) 929-9000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share
(Title of Class)
     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (1,841,734 shares) on June 30, 2004 was approximately $11,050,000. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the last sale of the Common Stock of the issuer at $6.00 per share on June 22, 2004. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.
      As of February 28, 2005, there were issued and outstanding 5,856,265 shares of the issuer’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2005 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part II, Item 9 and Part III items 10 through 14, of this Annual Report on Form 10-K.

ii

PART I

Item 1.	Business
General
      First State Financial Corporation (“First State Financial”) was incorporated under the laws of the State of Florida on August 13, 1997. First State Financial is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of First State Bank (“First State” or “First State Bank”). First State Bank is a state banking association.
      First State provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by First State include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and the internet. In addition, First State primarily makes secured and unsecured commercial and real estate loans, residential, consumer and home equity loans, and issues stand-by letters of credit. First State provides debit cards, as a part of the STAR and Cirrus Networks, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, First State provides customers with extended banking hours. First State does not have trust powers and, accordingly, no trust services are provided.
      The revenues of First State are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for First State’s lending activities are its deposits, repayment of loans, and the maturity of investment securities. The principal expenses of First State are the interest paid on deposits, and operating and general administrative expenses.
      As is the case with banking institutions generally, First State’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. First State faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”
Special Note Regarding Forward-Looking Statements
      This Annual Report contains certain forward-looking statements which represent First State’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and First State’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond First State’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, changes in interest rates, and changes in the value of real estate and other collateral securing loans, among other things.

Lending Activities
      First State offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in First State’s market area. First State’s consolidated net loans at December 31, 2004 and 2003 were $224.4 million, or 81.9% and $179.8 million or 84.7%, respectively, of total First State consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. First State has no foreign loans or loans for highly leveraged transactions.
      First State’s loans are segmented into four major areas: commercial and commercial real estate loans, construction loans, residential real estate loans, and consumer loans. A majority of First State’s loans are made on a secured basis. As of December 31, 2004, approximately 11.7% of First State’s consolidated loan portfolio consisted of loans secured by 1-4 family residential properties, compared to 11.8% at December 31, 2003.
      First State’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.
      First State’s commercial, commercial real estate and construction loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in the West Central region of Florida for working capital, equipment purchases, and various other purposes. A majority of these loans are secured by real estate, equipment or similar assets. Construction loans typically carry a variable interest rate with a term of under two years, with interest payable monthly and principal due at maturity. Commercial lines of credit are typically granted on a demand basis, with annual reviews, loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with market rates and generally reprice in three to five years. Commercial loans amounted to approximately 85.9% of First State’s total loan portfolio as of December 31, 2004, compared to 85.1% at December 31, 2003.
      First State’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.
      For additional information regarding First State’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Lending Activities,” “— Classification of Assets,” and “— Loan Quality.”
      Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by First State’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.
      Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. First State attempts to minimize credit losses through various means. In particular, on larger credits, First State generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, First State attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.
Deposit Activities
      Deposits are the major source of First State’s funds for lending and other investment activities. First State considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 39.2% and 33.8% of First State’s consolidated total deposits at December 31, 2004 and 2003, respectively. Approximately 60.8% of First State’s consolidated deposits at December 31, 2004 were certificates of deposit compared to 66.2% at December 31, 2003. Generally, First State attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 14.9% and 15.2% of First State’s consolidated total deposits at December 31, 2004 and 2003, respectively. The majority of the deposits of First State are generated from the West Central region of Florida. First State does not currently accept brokered deposits. For additional information regarding First State’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposit Activities.”
Investments
      First State invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities, municipal securities and federal funds sold. First State’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.
      With respect to First State’s investment portfolio, First State’s total portfolio may be invested in U.S. Treasury, general obligations of its agencies, and municipal securities, because such securities generally represent a minimal investment risk. In addition to the investment portfolio, First State may invest in federal funds sold. Federal funds sold is the excess cash First State has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.
      First State monitors changes in financial markets. In addition to investments for its portfolio, First State monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. First State attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event First State needs cash, or economic conditions change to a more favorable rate environment.
Correspondent Banking
      Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. First State is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.
      First State will sell loan participations to correspondent banks with respect to loans which exceed First State’s lending limit. Management of First State has established correspondent relationships with Independent Bankers’ Bank of Florida and SunTrust. First State pays for such services.
Data Processing
      First State outsources its data processing to a large bank data processor which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.
Effect of Governmental Policies
      The earnings and business of First State are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.
Interest and Usury
      First State is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter First State from continuing the process of originating loans.
Supervision and Regulation
      Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting First State Financial and First State Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of First State Financial and First State Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.
      Bank Holding Company Regulation. First State Financial is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, First State Financial is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.
      The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.
      Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

      In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.
      The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.
      Gramm-Leach-Bliley Act. Enacted in 1999, The Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.
      The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.
      Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Sarbanes Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Sarbanes Act. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Compliance with the Sarbanes Act and corresponding regulations may increase First State’s expenses.

      Bank Regulation. First State Bank is chartered under the laws of the State of Florida, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. First State Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (the “Florida OFR”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. First State Bank is examined periodically by the FDIC and the Florida OFR, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida OFR have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida OFR also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.
      There are various statutory limitations on the ability of First State to pay dividends. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of First State Bank to pay dividends to First State, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”
      Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.
      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.
      The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.
      Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.
      Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2004, First State Bank’s Tier 1 and total risk-based capital ratios were 18.0% and 19.2%, respectively.
      Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2004, First State Bank’s leverage ratio was 16.5%.
      FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”
      The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.
      The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.
      Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.
      An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.
      If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.
      The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.
      Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.
      FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.
      As of December 31, 2004, First State Bank met the capital requirements of a “well capitalized” institution.
      The FDIC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, First State’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.
      Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.
      Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of First State Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.
      Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the FDIC and the Florida OFR. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the FDIC and the Florida OFR for purposes of determining whether approval should be granted to open a branch office.
      Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of First State may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present. Florida law also contains comparable provisions requiring persons to obtain Florida OFR approval prior to acquiring indirect control of the state bank through the acquisition of control of its bank holding company.
      Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.
      Effect of Governmental Policies. The earnings and businesses of First State Financial and First State Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.
Competition
      First State encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, First State competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that First State does not currently provide. In addition, many of First State’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

      To compete, First State relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.
Employees
      As of December 31, 2004, First State Financial and First State Bank collectively had 75 full-time employees (including executive officers) and 4 part-time employees. The employees are not represented by a collective bargaining unit. First State Financial and First State Bank consider relations with employees to be good.
Statistical Profile and Other Financial Data
      Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of First State’s business activities.

Item 2.	Properties
      Executive and administrative offices of First State Financial and First State Bank are located at 22 South Links Avenue, Sarasota, Florida 34236 and consists of approximately 6,530 square feet on one floor, in the lobby, executive and customer service offices, teller stations, safe deposit booths, and related non-vault area and vault operations. A drive through facility and adequate paid parking also is on the premises. First State Bank owns the first floor of the building. The Bank also owns and operates the following branch offices: 5700 Clark Road, Sarasota, Florida 34233 (a one story building of approximately 4,737 square feet); 7555 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33702 (a two story building of approximately 10,100 square feet); 2823 4th Street North, St. Petersburg, Florida 33704 (a one story building of approximately 2,100 square feet); and 7101 Park Street North, Seminole, Florida 33777 (a one story building of approximately 2,544 square feet). The Bank also leases a banking office at 2323 Stickney Point Road, Sarasota, Florida 34231. This branch consists of approximately 6,700 square feet and is leased for a period until May 31, 2007 (which includes renewal options).

Item 3.	Legal Proceedings
      First State Financial and First State Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against First State Financial or First State Bank which, if determined adversely, would have a material adverse effect on First State Financial’s consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of First State Financial security holders during the fourth quarter of the year ended December 31, 2004.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities
      On December 9, 2004, First State Financial Common Stock was approved for listing on the Nasdaq National Market under the symbol FSTF. Prior to that time, there was no public market for the Common Stock. Management of First State Financial is aware of certain transactions in the common stock that occurred from January 1, 2002 through December 8, 2004, although the trading prices of all stock transactions are not known. As to the shares of common stock traded since January 1, 2002, management is aware of the trading prices for the following transactions: in 2002, there was 18,907 shares traded at $5.00 per share in 29 transactions; in 2003, there were 255,963 shares traded in 19 transactions at prices ranging from $4.00 to $5.50 per share; and in 2004 through December 8, 2004, there were 340,382 shares in 62 transactions at prices ranging from $2.00 to $6.25 per share. Included in the 2004 activity was a private issuance of 300,000 shares at $6.25. Following the listing of our shares on the Nasdaq National Market on December 9, 2004 and through December 31, 2004, the high and low trading prices for the shares of common stock were $13.43 and $12.00, respectively.
      First State Financial had approximately 378 shareholders of record as of December 31, 2004.
Dividends
      First State Financial has not paid any cash dividends in the past. However, on February 16th of 2005 the Board of Directors voted to declare a 5 cent dividend for holders of record on March 10, 2005, payable on March 31, 2005. If First State Financial’s Board determines to pay dividends in the future on the First State Financial Common Stock, the timing and the extent to which dividends are paid by First State Financial will be determined by such Board in light of then-existing circumstances, including First State Financial’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by First State Financial will be dividends received from First State Bank. Payments by First State Bank to First State Financial are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of First State Bank to pay dividends to First State Financial. The FDIC and the Florida OFR also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for a reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida OFR, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida OFR or a federal regulatory agency.
      Florida law applicable to companies (including First State Financial) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.
Share Repurchases
      The Company did not repurchase any shares of common stock in 2004.

Item 6.	Selected Consolidated Financial Data
      You should read the following selected consolidated financial data with our consolidated financial statements and notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The results for past periods are not necessarily indicative of results that may be expected for any future period.

	At and For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands except per share data)
Statement of Income Data:
Interest and dividend income	$13,879	$10,898	$9,136	$9,103	$9,407
Interest expense	4,902	4,139	4,427	4,839	4,730
Net interest income	8,977	6,759	4,709	4,264	4,677
Provision for loan losses	786	1,050	399	340	328
Net interest income after provision for loan losses	8,191	5,709	4,310	3,924	4,349
Non-interest income	1,584	1,161	877	976	668
Non-interest expense	6,463	5,568	4,513	4,312	4,485
Income tax expense	1,240	507	239	223	170
Net income	2,072	795	435	365	362
Per Share Data:
Book value per share at period end	$7.20	$3.60	$3.42	$3.23	$3.07
Basic earnings per share	0.60	0.26	0.14	0.12	0.12
Diluted earnings per share(1)	0.59	0.26	0.14	0.12	0.12
Basic weighted average common shares outstanding	3,474,861	3,086,240	3,032,262	3,013,324	2,969,799
Diluted weighted average common equivalent shares outstanding	3,490,168	3,097,345	3,061,461	3,050,624	3,136,599
Balance Sheet Data:
Total assets	$274,004	$212,315	$153,455	$147,423	$124,460
Gross loans	227,929	182,527	121,999	108,423	81,927
Allowance for loan losses	2,727	2,275	1,693	1,401	1,481
Deposits	212,384	184,734	137,747	133,025	109,369
Shareholders’ equity	42,153	11,110	10,544	9,768	9,119
Selected Financial Ratios and Other Data:
Return on average total assets	0.89%	0.43%	0.28%	0.28%	0.30%
Return on average equity	14.55	7.34	4.28	3.86	4.16
Average interest-earning assets	$221,230	$173,247	$142,307	$116,651	$107,491
Yield on average earnings assets(2)	6.27%	6.29%	6.42%	7.80%	8.75%
Net interest margin	4.06	3.90	3.31	3.66	4.35
Non-interest income to average assets	0.68	0.63	0.57	0.75	0.56
Non-interest expense to average assets	2.79	3.05	2.94	3.33	3.76
Net interest income to noninterest expenses	138.90	121.39	104.34	98.89	104.28
Efficiency ratio(4)	61.20	70.30	80.79	82.29	83.91
Nonperforming assets to total assets	0.29	0.59	1.22	1.05	1.03
Nonperforming loans to total loans(3)	0.35	0.68	1.01	0.92	1.36
Allowance for loan losses to total loans	1.20	1.25	1.39	1.29	1.81
Allowance for loan losses as a percent of nonperforming loans	339.60	182.15	136.75	140.80	132.47
Net charge-offs to average loans	0.17	0.32	0.09	0.46	0.12
Capital Ratios:
Period-end equity to period-end total assets	15.38%	5.23%	6.87%	6.63%	7.33%
Total risk-based capital ratio	19.40	7.29	9.55	N/A	N/A
Tier 1 risk-based capital ratio	18.22	6.06	8.30	N/A	N/A
Leverage ratio(5)	16.72	5.58	6.84	N/A	N/A

(1)	Based on common share equivalents.

(2)	Reflects interest income as a percent of average interest earning assets.

(3)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

(4)	Noninterest expense divided by the sum of net interest income plus noninterest income.

(5)	The leverage ratio is defined as the ratio of Tier 1 capital to total adjusted average assets for the quarter then ended.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of First State at, and results of operations of First State for the years ended, December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of First State Financial presented elsewhere herein.
General
      First State Financial was incorporated in Florida on August 13, 1997 to serve as a holding company for First State Bank, which it acquired in 1998. In 2001, First State Bank and First State Bank of Pinellas, which was acquired by First State Financial in 1998, were merged. First State Bank is a full service commercial bank that offers a complete range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, and certificates of deposit. Lending products include commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, First State Bank provides travelers’ checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, on-line banking, and automated teller services. Specialized services to commercial customers include cash management, expanded on-line banking, lock box and door-to-door banking.
Overview
      Total assets at December 31, 2004 were $274.0 million compared to $212.3 million at December 31, 2003, an increase of $61.7 million, or 29.1%. The increase in total assets was primarily attributable to an increase in net loans receivable of $44.6 million, or 24.8%. The increase in loans was funded by the deposit growth experienced during the period, Federal Home Loan Bank advances, and proceeds from the issuance of common stock. The increase in net loans receivable consisted primarily of an increase in commercial real estate loans of $25.7 million, or 24.5%.
      Total deposits were $212.4 million at December 31, 2004 compared to $184.7 million at December 31, 2003, an increase of $27.7 million, or 15.0%. During this period, we experienced an increase in core deposit accounts of $20.9 million, or 33.4%, and time deposits of $6.8 million, or 5.6%. Consequently, the certificate of deposit portfolio as a percent of total deposits declined slightly to 60.8% at December 31, 2004 from 66.2% at December 31, 2003. Almost all certificates of deposit held by us mature in less than five years with approximately 40.9% maturing in the next year.
      For 2004, we recorded diluted earnings per share of 59 cents. This compares to diluted earnings per share of 26 cents for 2003, resulting in an increase in diluted earnings per share of 33 cents. Further, net interest margin increased by 16 basis points from 3.90% for 2003 to 4.06% for the current period. Management believes that if interest rates continue to increase, the net interest margin could be further positively impacted.
Critical Accounting Policies
      Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on our stated results of operations. In management’s opinion, our critical accounting policies deal with the following area: the establishment of our allowance for loan losses, as explained in detail in the “Loan Quality” and “Classification of Assets” sections of this discussion and analysis.
      Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, that management believes are appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in Florida, the effect of the 2004 hurricane season, size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth. As we add new products and increase the complexity of our loan portfolio, we anticipate enhancing our methodology accordingly. Management may report a materially different amount for the provision for loan loss in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this Form 10-K as well as the portions of this discussion and analysis section entitled “Lending Activities,” “Loan Quality” and “Classification of Assets.” Although management believes the levels of the allowance as of December 31, 2004 were adequate to absorb probable losses inherent in the loan portfolio as of such date, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
      This discussion presents management’s analysis of the financial condition and results of operations of First State Financial for each of the years ended December 31, 2004, 2003 and 2002, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of First State Financial and the notes related thereto which appear elsewhere in this Form 10-K.
Results of Operations
      Net interest income increased to $9.0 million or by $2.2 million (up 32.8%) in 2004 compared to 2003. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.71% in 2004, up 10 basis points from the average for 2003. The net interest margin was 4.06% for 2004, an increase of 16 basis points from the average for 2003.

      The following table represents for the twelve-month periods indicated, certain information related to our average balance sheet and our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance or the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Twelve Months Ended December 31,

	2004			2003			2002

		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Assets:
Earning assets:
Loans(a)	$196,968	$13,210	6.71%	$147,923	$10,199	6.89%	$115,393	$8,449	7.32%
Investment securities	17,362	555	3.20%	18,466	598	3.24%	8,881	375	4.22%
Other	6,900	114	1.65%	6,858	101	1.47%	18,033	312	1.73%

Total interest-earning assets	221,230	13,879	6.27%	173,247	10,898	6.29%	142,307	9,136	6.42%
Non-interest-earning assets	10,684			9,607			11,113

Total assets	$231,914			$182,854			$153,420

Liabilities:
Interest-bearing liabilities:
NOW accounts	$14,493	36	0.25%	$14,336	46	0.32%	$14,462	185	1.28%
Money market	23,235	292	1.26%	21,245	221	1.04%	21,338	450	2.11%
Savings	8,520	27	0.32%	8,116	40	0.49%	10,193	148	1.45%
Time deposits	132,780	4,159	3.13%	100,798	3,560	3.53%	74,063	3,427	4.63%
Borrowings	12,336	388	3.15%	9,828	272	2.77%	4,200	217	5.17%

Total interest-bearing liabilities	191,364	4,902	2.56%	154,323	4,139	2.68%	124,256	4,427	3.56%
Demand deposits	24,872			16,770			18,211
Other non-interest-bearing liabilities	1,437			934			797

Total non-interest-bearing liabilities	26,309			17,704			19,,008

Stockholders’ equity	14,241			10,827			10,156

Total liabilities & stockholders’ equity	$231,914			$182,854			$153,420

Net interest income		$8,977			$6,759			$4,709

Interest rate spread			3.71%			3.61%			2.86%
Net interest margin(b)			4.06%			3.90%			3.31%

(a)	Average loans include nonperforming loans

(b)	Net interest margin is net interest income divided by average total interest-earning assets

      The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the period indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance of the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the later period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are allocated to the two categories based on the proportionate absolute changes in each category.

	For the Year Ended December 31,
	2004 Compared to 2003

	Increase
	(Decrease) Due to
	Change in
			Net
	Average	Average	Increase
	Volume	Rate	(Decrease)

	(In thousands)
Increase (decrease) in interest income:
Loans	$3,296	$(285)	$3,011
Investment securities	(35)	(8)	(43)
Other	1	12	13

Total interest income	3,262	(281)	2,981
Increase (decrease) in interest expense:
NOW accounts	0	(10)	(10)
Money market	22	49	71
Savings	2	(15)	(13)
Time deposits	1,035	(436)	599
Borrowings	76	40	116

Total interest expense	1,135	(372)	763

Total change in net interest income	$2,127	$91	$2,218

	For the Year Ended December 31,
	2003 Compared to 2002

	Increase
	(Decrease) Due to
	Change in
			Net
	Average	Average	Increase
	Volume	Rate	(Decrease)

	(In thousands)
Increase (decrease) in interest income:
Loans	$2,267	$(517)	$1,750
Investment securities	327	(104)	223
Other	(170)	(41)	(211)

Total interest income	2,424	(662)	1,762
Increase (decrease) in interest expense:
NOW accounts	(2)	(137)	(139)
Money market	(2)	(227)	(229)
Savings	(25)	(83)	(108)
Time deposits	1,060	(927)	133
Borrowings	191	(136)	55

Total interest expense	1,222	(1,510)	(288)

Total change in net interest income	$1,202	$848	$2,050

      The $2.2 million increase in 2004 in net interest income compared to 2003 and the $2.0 million increase in 2003 net interest income compared to 2002 reflect the impact of higher earning asset volumes and a stronger reduction in interest expense compared to interest income, resulting in an increased net interest spread.
Liquidity and Rate Sensitivity
      Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, our cash flows are generated from interest and fee income, as well as from loan repayments, the sale or maturity of investments available-for-sale, and the maturity of investment securities held-to-maturity. In addition to cash and due from banks, we consider all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as our reputation in the community. Our principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales and maturities of investments. We use resources primarily to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2004 and December 31, 2003, we had commitments to originate loans totaling $30.6 million and $24.4 million, respectively, and had issued standby letters of credit of $277,000 and $138,000, respectively. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2004 and December 31, 2003 totaled $52.8 million and $44.2 million, respectively. Management believes that at December 31, 2004 we had adequate resources to fund all our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.
      Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. First State manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.
      Our interest rate sensitivity position at December 31, 2004 is presented in the table below.

	3 Months	4 to 6	7 to 12	1 to	Over
	or Less	Months	Months	5 Years	5 Years	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$81,966	$7,783	$15,358	$117,008	$5,814	$227,929
Investment securities	497	—	—	2,576	13,504	16,577
Federal funds sold	19,951	—	—	—	—	19,951
FHLB stock	1,234	—	—	—	—	1,234
Interest bearing deposit in other banks	150	—	—	—	—	150

Total interest bearing assets	$103,798	$7,783	$15,358	$119,584	$19,318	$265,841
Interest-bearings liabilities:
NOW accounts	13,355	—	—	—	—	13,355
Money market	33,042	—	—	—	—	33,042
Savings deposits	8,554	—	—	—	—	8,554
Time deposits	18,555	12,857	21,388	76,132	116	129,048
Other borrowings	1	—	—	18,000	—	18,001

Total interest-bearing liabilities	73,507	12,857	21,388	94,132	116	202,000

Interest sensitivity gap	$30,291	$(5,074)	$(6,030)	$25,452	$19,202	$63,841

Cumulative interest sensitivity gap	$30,291	$25,217	$19,187	$44,640	$63,841	$63,841

Cumulative sensitivity ratio	11.39%	9.49%	7.22%	16.57%	24.01%	24.01%

      Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest-sensitive accounts. Nevertheless, if market interest rates should decrease, it is anticipated that our net interest margin would decrease due to many interest-bearing liabilities with current rates so low that further reductions could not be significant. Because of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Therefore, if rates increase it is anticipated that the net interest margin would over time increase and this is particularly true over longer time horizons since we have more total assets subject to rate changes than total liabilities that are rate sensitive.
      Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation.
      Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the 20% to (20)% range. At December 31, 2004, First State was within this range with a one year cumulative sensitivity ratio of 7.22%.
Capital Resources
      Our consolidated stockholders’ equity was $42.2 million at December 31, 2004, $11.1 million at December 31, 2003 and $10.5 million at December 31, 2002. The net increase in stockholders’ equity during 2004 consisted of net proceeds of $27.1 million from our public offering of common stock in the fourth quarter of 2004, $1.8 million from our private offering of common stock in early 2004, $65,000 from the exercise of options, $2.1 million from net income and an $8,000 increase in net unrealized loss on securities available-for-sale. The net increase in stockholders’ equity during 2003 consisted of $795,000 from net income and a $229,000 increase in net unrealized loss on securities available-for-sale. Our total stockholders’ equity was 15.4%, 5.2% and 6.9% of total assets as of December 31, 2004, 2003 and 2002, respectively. Our average equity to average assets for the years 2004, 2003, and 2002, was 6.1%, 5.9% and 6.6%, respectively.
      The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. At December 31, 2004, the Bank met the capital ratios of a “well-capitalized” financial institution with a total risk-based capital ratio of 19.2%, a Tier 1 risk-based capital ratio of 18.0%, and Tier 1 leverage ratio of 16.5%.

      In accordance with risk-based capital guidelines issued by the Federal Reserve Board and the FDIC, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, the FDIC requires banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to total assets. The leverage-capital ratio ranges from 3% to 5% based on our rating under the regulatory rating system. The required leverage-capital ratio for us at December 31, 2004 and December 31, 2003 was 4%. The following table summarizes our capital ratios at the dates indicated, as well as those required to be maintained by an adequately-capitalized financial institution:

			Regulatory
			Requirement
			to be
	Actual	Actual Company	Adequately
	Bank Ratios	Ratios	Capitalized

At December 31, 2004:
Total capital to risk-weighted assets	19.16%	19.40%	8.00%
Tier I capital to risk-weighted assets	17.99%	18.22%	4.00%
Tier I capital to total assets — leverage ratio	16.51%	16.72%	4.00%
At December 31, 2003:
Total capital to risk-weighted assets	9.34%	7.29%	8.00%
Tier I capital to risk-weighted assets	8.11%	6.06%	4.00%
Tier I capital to total assets — leverage ratio	7.45%	5.58%	4.00%
At December 31, 2002:
Total capital to risk-weighted assets	10.26%	9.55%	8.00%
Tier I capital to risk-weighted assets	9.01%	8.30%	4.00%
Tier I capital to total assets — leverage ratio	7.43%	6.84%	4.00%
Lending Activities
      A significant source of our income is the interest earned on the loan portfolio. At December 31, 2004, our total assets were $274.0 million and loans receivable, net were $224.4 million or 81.9% of total assets. At December 31, 2003, our total assets were $212.3 million and loans receivable, net were $179.8 million or 84.7% of total assets. At December 31, 2002, our total assets were $153.5 million and our loans receivable, net were $120.1 million or 78.3% of total assets. The increase in net loans receivable from December 2003 to December 31, 2004 was $44.6 million or 24.8%, and from December 31, 2002 to December 31, 2003 was $59.7 million or 49.7%.
      Our primary market area consists of the West Central Florida region. Our market area’s economic base is diversified. Significant industries include hospitality and tourism, service enterprises, technology and information concerns, agribusiness and manufacturing. The area has experienced considerable growth over the past several years. However, there is no assurance that this area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or a slow-down in general economic conditions could have an adverse effect on us.
      Lending activities are conducted pursuant to a written policy which has been adopted by us. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain officers and directors. Under Florida law, our Bank can lend to any one person up to 15% of our capital on an unsecured basis, and an additional 10% on a secured basis. As of December 31, 2004, our largest credit relationship, which did not exceed these limitations, was $3.9 million, or 9.2% of total capital.

      At December 31, 2004, 2003, 2002, 2001 and 2000, the composition of our loan portfolio was as follows:

	At December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Commercial	$35,295	$31,860	$26,338	$22,475	$22,950
Real estate:
Residential	35,388	27,660	22,112	19,417	10,271
Commercial	130,250	104,586	60,424	52,551	35,481
Construction	21,449	12,799	9,268	10,468	9,928
Consumer and other	5,547	5,622	3,857	3,512	3,297

	227,929	182,527	121,999	108,423	81,927
Less: Net deferred loan fees	(807)	(491)	(160)	(98)	(167)
Allowance for loan losses	(2,727)	(2,275)	(1,693)	(1,401)	(1,481)

Loans, net	$224,395	$179,761	$120,146	$106,924	$80,279

      The contractual maturity distribution of our loan portfolio at December 31, 2004 is indicated in the table below. The majority of these are amortizing loans.

	Loans Maturing

	Within	1 to	After
	1 Year	5 Years	5 Years	Total

	(In thousands)
Commercial	$16,046	$11,854	$7,395	$35,295
Real estate:
Residential	9,481	5,532	20,375	35,388
Commercial	11,608	13,271	105,371	130,250
Construction	10,584	6,065	4,800	21,449
Consumer and other	1,431	3,440	676	5,547

Total	$49,150	$40,162	$138,617	$227,929

Loans with:
Predetermined interest rates	$9,717	$22,221	$3,755	$35,793
Floating or adjustable rates	39,433	17,841	134,862	192,136

Total	$49,150	$40,162	$138,617	$227,929

Loan Quality
      Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2004, 2003 and 2002 approximately 82.1%, 79.5% and 75.3%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of nonperforming loans also is relevant to the credit quality of a loan portfolio. As of December 31, 2004, 2003 and 2002, total nonperforming loans (those 90 days or more past due) totaled $803,000 or .4%, $1.2 million or .7%, and $1.2 million or 1.0% of total loans, respectively. There was no other real estate owned at December 31, 2004 or 2003.
      The commercial real estate mortgage loans in our portfolio consist of fixed- and adjustable-interest rate loans which were originated at prevailing market interest rates. Our policy has been to originate commercial real estate mortgage loans predominantly in our primary market area. Commercial real estate mortgage loans are generally made in amounts up to 80% of the appraised value of the property securing the loan and entail significant additional risks compared to residential mortgage loans. In making commercial real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the collateral and our lending experience with the borrower.
      Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of his business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.
      We make consumer and personal loans on a collateralized and noncollateralized basis. These loans are often collateralized by automobiles, recreational vehicles and mobile homes. Our policy is not to advance more than 80% of collateral value and that the borrower have established over one year of residence and demonstrated an ability to repay a similar debt according to credit bureau reports. Consumer and personal loans also are generated. Such loans generally have a term of 120 months or less.
      From time to time, we will originate loans on an unsecured basis. At December 31, 2004, 2003 and 2002, unsecured loans totaled $2.5 million, $2.3 million and $2.9 million, respectively.
      Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. As of December 31, 2004, 2003 and 2002, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 20% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 82.1%, 79.5% and 75.3%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.
      The Loan Committee of the Board of Directors concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.
Classification of Assets
      Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.
      Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense.
      We account for impaired loans under Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require us to identify loans, for which we probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented the Statements by modifying our monthly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with guidance in the Statements.
      As of the dates indicated, loans on non-accrual status and other real estate owned and certain other related information were as follows:

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Total nonaccrual loans	$803	$1,249	$866	$295	$1,017
Accruing loans delinquent 90 days or more	—	—	372	700	101

Total nonperforming loans	803	1,249	1,238	995	1,118
Repossessed personal property	—	—	—	63	—
Other real estate owned	—	—	474	487	164

Total nonperforming assets	$803	$1,249	$1,712	$1,545	$1,282

Allowance for loan losses	$2,727	$2,275	$1,693	$1,401	$1,481
Nonperforming assets as a percent of total assets	0.29%	0.59%	1.12%	1.05%	1.03%
Nonperforming loans as a percent of total loans	0.35%	0.68%	1.01%	0.92%	1.36%
Allowance for loan losses as a percent of nonperforming loans	339.60%	182.15%	136.75%	140.80%	132.47%
      The gross interest income that would have been recorded for 2004, if the above nonperforming loans had been current in accordance with their original terms totaled $70,000. The amount of interest income on those loans that was included in net income for the period was approximately $4,000.
      In addition to the nonperforming loans identified above, First State has identified $2 million of additional problem loans at December 31, 2004.
      As of December 31, 2004, non-accrual loans totaled $803,000. This figure was comprised of four customer relationships. The largest customer relationship represents $729,000 or 90.8% of nonaccrual loans. The relationship consisted of seven commercial real estate investment properties with a chronic delinquency history and borrower/guarantor in bankruptcy.
      Monthly, management evaluates the collectibility of its nonperforming loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of nonperforming and past-due loans, and changes in the size and composition of the loan portfolio.
      The allowance for loan losses totaled approximately $2.7 million, $2.3 million and $1.7 million at December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 net loans charged-off totaled $334,000. The years ended December 31, 2003 and 2002 had net loans charged-off of $468,000 and $107,000, respectively. At December 31, 2004, 2003 and 2002, nonperforming loans totaled $803,000, $1.2 million and $1.2 million respectively, or 0.4%, 0.7% and 1.0%, respectively, of total loans outstanding. Considering the nature of our loan portfolio, management believes that the allowance for credit losses at December 31, 2004 was adequate.

      During the years ended December 31, 2004, 2003, 2002, 2001 and 2000, the activity in our allowance for credit losses was as follows:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Allowance at beginning of period	$2,275	$1,693	$1,401	$1,481	$1,255
Loans charged-off:
Real estate	26	249	—	25	38
Commercial	155	168	91	303	151
Consumer	224	118	21	135	32

Total loans charged-off	405	535	112	463	221
Recoveries:
Real estate	13	7	—	—	113
Commercial	21	46	—	40	6
Consumer	37	14	5	3	—

Total recoveries	71	67	5	43	119

Net loans charged-off	334	468	107	420	102
Provision for credit losses charged to expense	786	1,050	399	340	328

Allowance at end of period	$2,727	$2,275	$1,693	$1,401	$1,481

Net charge-offs as a percentage of average loans outstanding	0.17%	0.32%	0.09%	0.46%	0.12%
Allowance for loan losses as a percentage of period-end total loans	1.20%	1.25%	1.39%	1.29%	1.81%
Allowance for loan losses as a percentage of nonperforming loans	339.60%	182.15%	136.75%	140.80%	132.47%
Average loans outstanding during the period	$196,968	$147,923	$115,393	$90,571	$82,991
Period-end total loans	$227,929	$182,527	$121,999	$108,423	$81,927
Nonperforming loans, end of period	$803	$1,249	$1,238	$995	$1,118

      The following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of the dates indicated. Due to the ongoing evaluation and changes in the basis for the allowance for loans losses, actual future charge offs will not necessarily follow the allocations described below.

	December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in thousands)
Commercial	$246	15.49%	$277	17.45%	$305	21.59%	$221	20.73%	$226	28.01%
Real estate:
Residential	279	15.53%	265	15.15%	189	18.12%	113	17.91%	119	12.54%
Commercial	1,837	57.14%	1,260	57.30%	933	49.53%	753	48.47%	750	43.31%
Construction	144	9.41%	63	7.01%	35	7.60%	63	9.65%	48	12.12%
Consumer and other	199	2.43%	84	3.09%	78	3.16%	38	3.24%	48	4.02%
Unallocated	22	NA	326	NA	153	NA	213	NA	290	NA

	$2,727	100.00%	$2,275	100.00%	$1,693	100.00%	$1,401	100.00%	$1,481	100.00%

      The make-up of our loan portfolio as expressed as a percentage of loans to total loans at December 31, 2004 only changed slightly from that at December 31, 2003. However, the methodology of the allocation for loan losses was changed to more accurately reflect its unallocated portion of the reserve and assign it to the appropriate loan types. Management believes the overall quality of First State’s loan portfolio at December 31, 2004 is consistent with that at December 31, 2003 as evidenced by the consistency of the overall allowance for loan losses as a percentage of total loans.
Investment Securities
      The following table sets forth of our investment portfolio as of December 31, 2004, 2003 and 2002:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$2,482	$4,039	$5,641
Municipals	192	—	—
Mortgage-backed securities	13,903	16,182	6,092

Total securities available for sale	16,577	20,221	11,733
Securities held to maturity	—	—	—

Total investment securities	$16,577	$20,221	$11,733

Federal Home Loan Bank stock	$1,234	$750	$250

      The following table summarizes the maturity distribution and yield by classification of securities as of the date indicated:

	December 31, 2004

			After 1 but		After 5 but
	Within one Year		within 5 Years		within 10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale
US Government Agencies	497	1.10%	1,985	3.68%	—	—	—	—
Municipals	—	—	—	—	—	—	192	3.68%
Mortgage-backed Securities	—	—	591	3.79%	4,856	3.28%	8,456	3.88%

TOTAL	497	1.10%	2,576	3.71%	4,856	3.28%	8,648	3.87%

      We have adopted Statement of Financial Accounting Standards No. 115 (“FAS 115”), which requires companies to classify investment securities, including mortgage-backed securities as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. As a result of the adoption of FAS 115, under which we expect to continue to hold investment securities classified as available-for-sale, changes in the underlying market values of such securities can have a material adverse effect on our capital position. Typically, an increase in interest rates results in a decrease in underlying market value and a decrease in the level of principal repayments on mortgage-backed securities. As a result of changes in market interest rates, changes in the market value of available-for-sale securities resulted in a decrease of $8,000 and $229,000 in stockholders’ equity during the years ended December 31, 2004 and 2003. These fluctuations in stockholders’ equity represent the after-tax impact of changes in interest rates on the value of these investments.
Deposit Activities
      Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.
      The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ending December 31, 2004, 2003 and 2002.

	Year Ended December 31,

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing deposits	$24,872		$16,770		$18,211
Interest -bearing deposit
NOW accounts	14,493	0.25%	14,336	0.32%	14,462	1.28%
Money Market	23,235	1.26%	21,245	1.04%	21,338	2.11%
Savings accounts	8,520	0.32%	8,116	0.49%	10,193	1.45%
Time deposits	132,780	3.13%	100,798	3.53%	74,063	4.63%

	$203,900	2.21%	$161,265	2.40%	$138,267	3.05%

      Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision and Regulation — Capital Requirements.” As of December 31, 2004 First State Bank met the definition of a “well-capitalized” depository institution.
      We do not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on us. Management believes that substantially all of our depositors are residents in our primary market area. We currently do not accept brokered deposits.
      Time deposits of $100,000 and over, public fund deposits and other large deposit accounts tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect our liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect our earnings. However, the converse is true in a falling interest-rate market where such short-term deposits are more favorable to us.
      The following table presents the maturity of our time deposits at December 31, 2004

	Deposits	Deposits
	$100,000	Less than
	and Greater	$100,000	Total

	(In thousands)
Months to maturity
3 or less	$2,427	$16,128	$18,555
4 to 6	4,514	8,343	12,857
7 through 12	5,049	16,339	21,388
Over 12	19,675	56,573	76,248
	$31,665	$97,383	$129,048

Off-Balance Sheet Arrangements and Contractual Obligations
      Our off-balance sheet arrangements and contractual obligations at December 31, 2004 are summarized in the table that follows. The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon. As a result, the amounts shown for these items do not necessarily represent future cash requirements. We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2004 pursuant to off-balance sheet arrangements and contractual obligations.

			Over One	Over Three
			Year	Years
	Total	One Year	Through	Through	Over Five
	Amounts	or Less	Three Years	Five Years	Years

	(In thousands)
Commitments to extend credit	$30,569	$17,770	$4,829	$28	$7,942
Standby letters of credit	277	277	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	179	74	105	—	—
Purchase obligations	—	—	—	—	—
Long-term debt	18,000	—	15,000	3,000	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Total	$49,025	$18,121	$19,934	$3,028	$7,942

      First State is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
      First State’s exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. First State uses the same credit policies in making commitments to extend credit and generally uses the same credit policies for letters of credit as it does for on-balance sheet instruments.
      Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Unused home equity lines, which comprise a substantial portion of these commitments, generally expire 20 years from their date of origination. Other loan commitments generally expire in 30 days. The amount of collateral obtained, if any, by First State upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with First State or other financial institutions, and securities.
      Standby letters of credit are conditional commitments issued by First State to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. First State generally holds collateral and/or obtains personal guarantees supporting these commitments.
      First State Bank is obligated under an operating lease for a banking office which expires May 2007. Future minimum lease payments, before considering renewal options that generally are present, total $179,000.
      Long term debt consists of Federal Home Loan Bank advances totaling $18 million. These are further described in Note 6 of the Consolidated Financial Statements.

Results of Operation

Years ended December 31, 2004 compared to December 31, 2003

General
      Our net income for 2004 was $2.1 million or 59 cents per share, as compared to net income of $795,000 or 26 cents per share for 2003, an increase of $1.3 million or 160.6% or 33 cents per share. The increase in net income was driven by a 32.8% or $2.2 million increase in net interest income and a 36.4% or $423,000 increase in non-interest income. These increases were partially offset by an increase in non-interest expense of $895,000 or 16.1%.

Net interest income
      Net interest income, which constitutes our principal source of income, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.
      Net interest income was $9.0 million for 2004 compared with $6.8 million for the 2003, an increase of $2.2 million or 32.8%. The increase resulted from an increase in average earning assets of $48.0 million or 27.7%. The increase in earning assets was due to average loans rising by $49.0 million or 33.2% resulting in the average loans as a percent of average earning assets increasing to 89.0% as of December 31, 2004 up from 85.4% at December 31, 2003. During the same period, the cost of funds paid on interest bearing liabilities decreased by 12 basis points, which resulted in an increase in the net interest margin of 16 basis points to 4.06% for 2004 from 3.90% for 2003.

Provision for loan losses
      The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amounts of non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectibility of our loan portfolio.
      For 2004 the provision for loan losses was $786,000, as compared to $1.1 million for 2003. Charge-offs to real estate loans declined by $223,000 or 89.6% for 2004 compared to 2003. Charge-offs to commercial loans declined by $13,000 or 7.7% and consumer loans rose by $106,000 or 89.8% during 2004 compared to 2003. Total recoveries rose by $4,000 or 6.0% for 2004 compared to 2003. The overall reduction in net charge-offs allowed us to meet our estimated allowance for loan losses with a reduced provision for loan losses.
      As of December 31, 2004 and 2003, the allowance for loan losses was 1.20%, and 1.25%, respectively, of total loans receivables, and was 339.6%, and 182.2%, respectively, of nonperforming loans. From December 31, 2003 to December 31, 2004, loan balances grew by $45.4 million or 24.9% and the allowance for loan losses increased by $452,000 or 19.9%. Shifts in the reserve allocations, prompted by an increase in overall loan quality and a change in methodology, allowed for a lower provision expense.

Noninterest income
      Noninterest income is primarily composed of deposit service charges and fees, and mortgage banking fees. Noninterest income was $1.6 million for 2004 compared to $1.2 million for 2003, an increase of $423,000 or 36.4%. The increase was primarily due to an increase in mortgage banking fees of $215,000 or 54.6% and service charges and other fees of $186,000 or 24.5%.

Noninterest expense
      For 2004, noninterest expense increased by $895,000 or 16.1%. Nearly all of the increase was in compensation and benefits which rose by $869,000 or 29.0%. The Bank continues to add personnel to aid and support its strong asset growth.

Income tax provision
      The income tax provision rose by $733,000 or 144.6% to $1.2 million for 2004 from $507,000 for 2003. First State Financial’s effective tax rate was 37.4% for 2004 compared to 38.9% in 2003.

Years ended December 31, 2003 and December 31, 2002

General
      Our net income for the year ended December 31, 2003 was $795,000 or $.26 per share, as compared to net income for the year ended December 31, 2002 of $435,000 or $.14 per share, an increase of $360,000 or $.12 per share, or 82.8%. The increase in 2003 of nearly $2.1 million in net interest income or 43.5% and the increase of $284,000 in noninterest income or 32.4%, was offset by a nearly $1.1 million increase in noninterest expense or 23.4%, and a $651,000 increase in the provision for loan losses or 163.2% over the provision for loan losses in 2002. The growth in revenue and expenses was primarily due to the strong growth in the Bank during 2003.

Net interest income
      Net interest income, which constitutes our principal source of income, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.
      Net interest income was $6.8 million for the year ended December 31, 2003 compared with $4.7 million for the year ended December 31, 2002, an increase of $2.1 million or 43.5%. The increase resulted from an increase in average earning assets of $30.9 million or 21.7%. During 2003, interest expense on interest bearing liabilities decreased by $288,000 over 2002. During the same period, the cost of funds paid on interest bearing liabilities decreased 88 basis points, which resulted in an increase in the net interest margin of 59 basis points to 3.90% for 2003 from 3.31% for 2002.

Provision for loan losses
      For 2003, the provision for loan losses was $1,050,000, as compared to $399,000 for 2002. Charge-offs to real estate loans were $249,000 for the year ended December 31, 2003 compared none during 2002. Charge-offs to commercial loans rose by $77,000 or 84.6% and to consumer loans rose by $97,000 or 461.9% in 2003 compared to 2002. Total recoveries rose by $62,000 for the year ended December 31, 2003 compared to 2002. The increase in net charge-offs, combined with the growth of the loan portfolio discussed below, caused us to increase our provision for loan losses in order to meet its estimated allowance for loan losses.
      As of December 31, 2003 and 2002, the allowance for loan losses was 1.25%, and 1.39%, respectively, of total loans receivable, and was 182.15%, and 136.75%, respectively, of non-performing loans. From December 31, 2002 to December 31, 2003, loan balances grew by $60.5 million or 49.6% and the allowance for loan losses increased by $582,000 or 34.4%. During 2003, commercial real estate loan balances increased by $44.2 million or 73.1% while the allowance for loan losses applied to commercial real estate loans increased by $327,000 or 35.0%. The reason for the lower percentage increase in the allowance for loan losses applied to commercial real estate loans compared to the overall increase in the commercial real estate loan portfolio related to management’s belief that the overall quality of the commercial real estate improved from

December 31, 2002 to December 31, 2003. As such, a decrease in management’s estimate of the required reserves related to the portfolio allowed for a lower reserve to commercial real estate loans.

Noninterest income
      Noninterest income is primarily composed of deposit service charges and fees, and mortgage banking fees. Noninterest income was $1,161,000 for 2003 versus $877,000 for 2002, or an increase of $284,000, or 32.4%. Contributing to the increase was a $128,000, or 20.3%, increase in service charges and fees. Mortgage banking fees rose by $123,000 or 45.4%.

Noninterest expenses
      During 2003, noninterest expenses increased to $5.6 million from $4.5 million during 2002, or an increase of 23.4%. The following narrative sets forth additional information on certain noninterest expense categories which had significant changes.
      During 2003, compensation and benefits increased to $3.0 million from $2.2 million for 2002, an increase of $.8 million or 34.7%. The increase was primarily due to an increase in the number of employees commensurate with the growth of the Bank and annual compensation and benefit increases for employees.
      Occupancy and related furniture and equipment expense decreased to $1,015,000 during 2003 from $1,027,000 during 2002, a decrease of $12,000 or 1.2%. The reason for the decrease in occupancy related expenses from 2002 to 2003 related to cost reduction.
      Other noninterest expense increased to $1.6 million from $1.3 million for 2002, an increase of $295,000 or 23.3%. Most of the increase came from increased data processing and professional service fees which rose by $119,000 or 24.1% in 2003 from the same period in 2002.
      FDIC and state assessments increased to $158,000 for 2003 from $77,000 for 2002, an increase of $81,000 or 105%, due to increase in deposits and change in classification.
      Advertising and business development increased to $119,000 for the year ended December 31, 2003 from $95,000 for the year ended December 31, 2002, an increase of $24,000 or 25.3%. We place importance on effective advertising and business development, as well as continuing to support a marketing effort for those branch offices already in existence.

Income tax provision
      During the 2003 the income tax provision increased to $507,000 from $239,000 for 2002, an increase of $268,000 or 112.13%. First State Financial’s effective tax rate for 2003 was approximately 39% compared to 36% for 2002.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s market rate is composed primarily of interest rate risk. The Bank has an Asset/ Liability Committee (“ALCO”) which is responsible for reviewing the interest rate sensitivity position, and establishing policies to monitor and limit the exposure to interest rate risk for the specific bank. Since the Company’s entire interest rate risk exposure relates to the financial instrument activity of the Bank, the board of directors of the Bank reviews and approves the policies and guidelines established by its ALCO.
      The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital. Interest rate risk is measured and monitored through gap analysis, which measures the amount of repricing risk associated with the balance sheet at specific points in time. See “Liquidity and Rate Sensitivity” presented in Item 7 above for quantitative disclosures in tabular format, as well as additional qualitative disclosures.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included on the following pages are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
First State Financial Corporation
Sarasota, Florida
      We have audited the accompanying consolidated balance sheets of First State Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Financial Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC
Fort Lauderdale, Florida
January 21, 2005

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

	2004	2003

	(Dollar amounts in
	thousands except per
	share data)
ASSETS
Cash and due from financial institutions	$4,901	$4,152
Federal funds sold	19,951	646

Cash and cash equivalents	24,852	4,798
Interest bearing deposits in other financial institutions	150	350
Securities available for sale	16,577	20,221
Loans, net of allowance of $2,727 and $2,275	224,395	179,761
Federal Home Loan Bank stock	1,234	750
Premises and equipment, net	4,283	4,268
Accrued interest receivable and other assets	2,513	2,167

	$274,004	$212,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$28,386	$19,598
Interest bearing	183,998	165,136

Total deposits	212,384	184,734
Accrued interest payable and other liabilities	1,466	1,015
Federal Home Loan Bank advances	18,000	11,456
Other borrowings	1	4,000

Total liabilities	231,851	201,205
Shareholders’ equity
Common stock, $1.00 par value; 25,000,000 shares authorized at year end 2004 and 10,000,000 at year end 2003; 5,856,265 shares issued at year end 2004 and 3,086,240 shares issued at year end 2003	5,856	3,086
Additional paid-in capital	31,860	5,651
Retained earnings	4,566	2,494
Accumulated other comprehensive income (loss)	(129)	(121)

Total shareholders’ equity	42,153	11,110

	$274,004	$212,315

See accompanying notes.

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31

	2004	2003	2002

	(Dollar amounts in thousands
	except per share data)
Interest and dividend income
Loans, including fees	$13,210	$10,199	$8,449
Taxable securities	554	598	375
Tax exempt securities	1	—	—
Federal funds sold and other	114	101	312

	13,879	10,898	9,136
Interest expense
Deposits	4,514	3,867	4,210
Federal Home Loan Bank advances and other borrowings	388	272	217

	4,902	4,139	4,427

Net interest income	8,977	6,759	4,709
Provision for loan losses	786	1,050	399

Net interest income after provision for loan losses	8,191	5,709	4,310
Non-interest income
Service charges and other fees	944	758	630
Mortgage banking fees	609	394	271
Net loss on sale of foreclosed assets	—	(27)	(33)
Other	31	36	9

	1,584	1,161	877
Non-interest expense
Salaries and employee benefits	3,863	2,994	2,222
Occupancy and equipment	1,026	1,015	1,027
Data processing	471	443	370
Professional services	97	170	124
Stationary and supplies	158	111	100
Advertising and marketing	160	67	43
Other	688	768	627

	6,463	5,568	4,513

Income before income taxes	3,312	1,302	674
Income tax expense	1,240	507	239

Net income	$2,072	$795	$435

Earnings per share:
Basic	$0.60	$0.26	$0.14
Diluted	0.59	0.26	0.14
See accompanying notes.

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31

					Accumulated
					Other
			Additional		Comprehensive	Total
		Common	Paid-In	Retained	Income	Shareholders’
	Shares	Stock	Capital	Earnings	(Loss)	Equity

	(Dollar amounts in thousands except per share data)
Balance at January 1, 2002	3,025,440	$3,025	$5,429	$1,264	$49	$9,767
Comprehensive income:
Net income				435		435
Change in net unrealized gain (loss) on securities available for sale, net of tax effects					59	59

Total comprehensive income						494
Stock based compensation			182			182
Exercise of stock options	60,800	61	40			101

Balance at December 31, 2002	3,086,240	3,086	5,651	1,699	108	10,544
Comprehensive income:
Net income				795		795
Change in net unrealized gain (loss) on securities available for sale, net of tax effects					(229)	(229)

Total comprehensive income						566

Balance at December 31, 2003	3,086,240	3,086	5,651	2,494	(121)	11,110
Comprehensive income:
Net income				2,072		2,072
Change in net unrealized gain (loss) on securities available for sale, net of tax effects					(8)	(8)

Total comprehensive income						2,064
Exercise of stock options	23,400	23	42			65
Issuance of Common Stock	2,746,625	2,747	26,167			28,914

Balance at December 31, 2004	5,856,265	$5,856	$31,860	$4,566	$(129)	$42,153

See accompanying notes.

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31

	2004	2003	2002

	(Dollar amounts in thousands
	except per share data)
Cash flows from operating activities
Net income	$2,072	$795	$435
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	786	1,050	399
Depreciation	(401)	400	405
Stock-based compensation expense	—	—	182
Net amortization of securities	162	188	22
Loss on sale of foreclosed assets	—	27	33
Loss on sale of premises and equipment	—	—	8
Net change in:
Other assets	(342)	(32)	(447)
Accrued expenses and other liabilities	451	51	333

Net cash from operating activities	2,728	2,479	1,370
Cash flows from investing activities
Net change in time deposits	200	147	(497)
Available-for-sale securities:
Maturities, prepayments and calls	9,917	10,366	9,011
Purchases	(6,448)	(19,388)	(18,136)
Loan originations and payments, net	(45,419)	(60,827)	(13,855)
Purchases of Federal Home Loan Bank stock	(484)	(500)	—
Proceeds from sale of foreclosed assets	—	607	215
Additions to premises and equipment, net	386	(213)	(203)

Net cash from investing activities	(41,848)	(69,808)	(23,465)
Cash flows from financing activities
Net change in deposits	27,650	46,987	4,722
Net change in short-term borrowings	(12,455)	11,256	200
Proceeds from long-term borrowings	15,000	—	—
Proceeds from issuance of common stock	28,914	—	—
Proceeds from exercise of stock options	65	—	101

Net cash from financing activities	59,174	58,243	5,023

Net change in cash and cash equivalents	20,054	(9,086)	(17,072)
Beginning cash and cash equivalents	4,798	13,884	30,956

Ending cash and cash equivalents	$24,852	$4,798	$13,884

Supplemental cash flow information:
Interest paid	$4,944	$4,130	$4,579
Income taxes paid	1,240	503	—
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$—	$161	$234
See accompanying notes.

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Nature of Operations and Principles of Consolidation: The consolidated financial statements include First State Financial Corporation and its wholly-owned subsidiary, First State Bank, together referred to as “the Company”. Intercompany transactions and balances are eliminated in consolidation.
      The Company provides financial services through its offices in Sarasota and Pinellas Counties, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. A significant concentration of loans exists in the hospitality and tourism sector, with $30.7 million in loans outstanding, or 13.5% of total loans, as of December 31, 2004. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.
      Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, and fair values of financial instruments are particularly subject to change.
      Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions and short-term borrowings.
      Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
      Securities: Debt securities are classified as available for sale as they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.
      Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.
      Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
      Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
      All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
      Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.
      The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.
      A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
      Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
      Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
      Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from ten to 39.5 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to ten years.
      Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
      Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
      Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. Under this method, compensation expense is recognized in the income statement to the extent that the exercise price is below the market price at date of grant. No stock-based compensation expense was recognized in 2004 or 2003 while stock-based compensation expense totaled $182 in 2002. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004	2003	2002

Net income as reported	$2,072	$795	$435
Add: Stock-based compensation expense determined under intrinsic value based method	—	—	182
Deduct: Stock-based compensation expense determined under fair value based method	(8)	(8)	(192)

Pro forma net income	$2,064	$787	$425

Basic earnings per share as reported	$.60	$0.26	$0.14
Pro forma basic earnings per share	.59	0.26	0.14
Diluted earnings per share as reported	$.59	$0.26	$0.14
Pro forma diluted earnings per share	.59	0.25	0.14
      The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No information is provided for 2004 and 2003 as no options were granted during those years.

2002

Risk-free interest rate	3.21%
Expected option life	5.2 years
Expected stock price volatility	—
Dividend yield	—
Weighted average fair value of options granted during year	$2.73
      Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance has been established to reduce deferred tax assets to the amount expected to be realized.
      Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.
      Effect of Recently Issued Accounting Standards not yet Adopted: FASB Statement 123 (revised 2004), Share-Based Payment requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $8 during the balance of 2005 as well as 2006. There will be no significant effect on financial position as total equity will not change.
      Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. This statement is effective for loans acquired in fiscal years beginning January 1, 2005. The effect of this standard on the Company is not expected to be material unless the Company is involved in a business combination or purchases loans.
      Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
      Benefit Plans: A 401(k) benefit plan, covering substantially all employees, allows employee contributions up to 15% of their compensation. The Company makes employer contributions to the plan periodically at the discretion of the Board of Directors. Expense of $14, $17 and $1 was recognized in 2004, 2003 and 2002 related to the plan.
      Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $942 and $728 was required to meet regulatory reserve and clearing requirements at year end 2004 and 2003. These balances do not earn interest.
      Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.
      Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
      Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
      Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2 — SECURITIES
      The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

2004
U.S. Government and federal agency	$2,482	$7	$23
Municipal	192	—	4
Mortgage-backed	13,903	29	205

	$16,577	$36	$232

2003
U.S. Government and federal agency	$4,039	$36	$—
Mortgage-backed	16,182	12	230

	$20,221	$48	$230

      The fair value of debt securities at year-end 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair
Value

Due in one year or less	$497
Due from one to five years	1,985
Due from five to ten years	—
Due after ten years	192
Mortgage-backed	13,903

$16,577

      Securities pledged at year-end 2004 and 2003 had a carrying amount of $9,981 and $12,506 respectively and were pledged to secure public funds and Federal Home Loan Bank advances. At year end 2004 and 2003, there were no holdings of securities of any issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
      No securities were sold in 2004, 2003 or 2002.

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Securities with unrealized losses at year-end 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

2004
U.S. Government and federal agency	$1,476	$23	$—	$—	$1,476	$23
Municipal	192	4	—	—	192	4
Mortgage-backed	1,446	15	8,947	190	10,393	205

	$3,114	$42	$8,947	$190	$12,061	$232

2003
Mortgage-backed	$14,706	$230	$—	$—	$14,706	$230

      The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
      Securities with unrealized losses had depreciated from the Company’s amortized cost basis 1.89% in 2004 and 1.54% in 2003 These unrealized losses related principally to changes in interest rates. As the Company has the ability to hold these securities for a period projected to be sufficient to recover their value since they are classified as available for sale, no declines were deemed to be other than temporary.

NOTE 3 —	LOANS
      Loans at year-end were as follows.

	2004	2003

Commercial	$35,295	$31,860
Real estate:
Residential	35,388	27,660
Commercial	130,250	104,586
Construction	21,449	12,799
Consumer and other	5,547	5,622

	227,929	182,527
Less: Net deferred loan fees	(807)	(491)
Allowance for loan losses	(2,727)	(2,275)

Loans, net	$224,395	$179,761

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the allowance for loan losses was as follows.

	2004	2003	2002

Beginning balance	$2,275	$1,693	$1,401
Provision for loan losses	786	1,050	399
Loans charged-off	(405)	(535)	(112)
Recoveries	71	67	5

Ending balance	$2,727	$2,275	$1,693

      Impaired loans were as follows.

	2004	2003

Year-end loans with no allocated allowance for loan losses	$67	$—
Year-end loans with allocated allowance for loan losses	1,985	3,650

	$2,052	$3,650

Amount of the allowance for loan losses allocated	$1,082	$379
      The average of impaired loans outstanding during the year was $2,640 in 2004, $2,933 in 2003 and $2,242 in 2002. Interest income recognized during impairment and cash-basis interest income recognized was not material for any periods presented.
      Nonperforming loans were as follows.

	2004	2003

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	803	1,249
      Nonperforming loans includes both smaller balance homogeneous loans totaling $74 in 2004 and $299 in 2003 that are collectively evaluated for impairment and individually classified impaired loans totaling $729 in 2004 and $950 in 2003.
      Loans to principal officers, directors, and their affiliates in 2004 were as follows.

Beginning balance	$1,180
New loans	2,042
Repayments, net of advances	725

Ending balance	$2,497

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — PREMISES AND EQUIPMENT
      Year-end premises and equipment were as follows.

	2004	2003

Land	$1,460	$1,455
Buildings	2,716	2,602
Leasehold improvements	594	589
Furniture, fixtures and equipment	1,957	2,660
Construction in process	60	—

	6,787	7,306
Less: Accumulated depreciation	(2,504)	(3,038)

	$4,283	$4,268

      The Company leases one of its branch facilities. Rent expense was $71, $65 and $82 respectively in 2004, 2003 and 2002. Rent commitments under this noncancelable operating lease were as follows, before considering renewal options that are present.

2005	$74
2006	74
2007	31
2008	—
2009	—
Thereafter	—

$179

NOTE 5 — DEPOSITS
      Time deposits of $100 thousand or more were $31,665 and $28,145 at year-end 2004 and 2003.
      Scheduled maturities of time deposits for the next five years were as follows.

2005	$52,800
2006	28,127
2007	25,862
2008	21,383
2009	760
Thereafter	116

$129,048

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
      At year end, advances from the Federal Home Loan Bank were as follows.

	2004	2003

Cash management line of credit, 1.15% at year end 2003	$—	$8,456
Adjustable rate credit, 2.59% at year end 2004, due August 2006	5,000	—
Adjustable rate credit, 2.5875% at year end 2004, due Sept. 2006	5,000	—
Adjustable rate credit, 2.54% at year end 2004, due Dec. 2006	5,000	—
Fixed-rate advance, 5.51%, due June 2008	3,000	3,000

	$18,000	$11,456

      Each advance is payable at its maturity date, with a prepayment penalty on the fixed rate advance. The advances were collateralized by $9,161 and $7,680 of securities at year end 2004 and 2003 and a blanket pledge of the Bank’s residential mortgage loan portfolio at year end 2004 and 2003.
      Additionally, the Company has a $4,000 line of credit with another financial institution. Borrowings outstanding on this line of credit totaled $1 and $4,000 at December 31, 2004 and 2003. Interest on the line of credit adjusts daily at the Prime Rate as published in The Wall Street Journal minus 1.00% percent. Interest payments are due quarterly and any outstanding principal is due at expiration. The line of credit is secured by all of preferred and common stock of the Company’s bank subsidiary, First State Bank. The line of credit was renewed in April 2004 and matures in April 2005.
NOTE 7 — INCOME TAXES
      Income tax expense (benefit) was as follows.

	2004	2003	2002

Current:
Federal	$1,063	$584	$246
State	214	140	50
Deferred:
Federal	(32)	(185)	(49)
State	(5)	(32)	(8)

	$1,240	$507	$239

      Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following.

	2004	2003	2002

Federal statutory rate times financial statement income	$1,126	$443	$229
Effect of:
State taxes, net of federal benefit	137	22	22
Other, net	(23)	42	(12)

	$1,240	$507	$239

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Year-end deferred tax assets and liabilities were due to the following.

	2004	2003

Deferred tax assets:
Allowance for loan losses	$861	$713
Deferred loan fees, net	46	144
Net operating loss carryforward	626	684
Net unrealized loss on securities available for sale	66	62
Nonaccrual loans	60	—

	1,659	1,603
Deferred tax liabilities:
Depreciation	(78)	(46)
Other	—	(17)

	(78)	(63)
Valuation allowance	(360)	(360)

Net deferred tax asset	$1,221	$1,180

      At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,816 for tax reporting purposes. These net operating carryforwards are available to offset future taxable income through 2009. There is an annual limitation on the amount of income which can be offset by these loss carryforwards of $154.
      The realization of deferred tax assets associated with the net operating loss carryforward, as well as other deductible temporary differences, is dependent upon generating sufficient future taxable income. A valuation allowance has been recorded to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization.
NOTE 8 — STOCK OPTIONS
      The Company has adopted the First State Financial Corporation 2004 Stock Plan. Under this plan a maximum of 500,000 shares of stock will be reserved for issuance less the number of shares of stock remaining available under the prior plan. Compensation expense is recognized in the income statement to the extent that the exercise price is below the market price at date of grant. No stock-based compensation expense was recognized in 2004 or 2003 while stock-based compensation expense totaled $182 in 2002. The maximum option term is ten years.

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about options granted was as follows.

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding January 1	78,100	$3.97	82,100	$3.97	55,900	$3.17
Options granted	—		—	—	96,000	3.01
Options forfeited	—		(4,000)	4.00	(9,000)	4.45
Options exercised	(23,400)	2.91	—	—	(60,800)	1.64

Options outstanding December 31	54,700	$4.43	78,100	$3.97	82,100	$3.97

Options exercisable at year end	37,900		53,700		45,600

      Options outstanding at year-end 2004 were as follows.

		Outstanding

	Number		Weighted Average
Exercise Prices	Exercisable	Number	Remaining Life

$2.00	2,000	2,000	years 1.75
3.00	12,200	12,200	years 3.68
4.00	3,200	8,000	years 7.13
4.81	2,500	2,500	years 3.72
5.25	18,000	30,000	years 7.91

	37,900	54,700	years 6.43

NOTE 9 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
      Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
      Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.
      At year-end 2004, regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no other conditions or events that management believes have changed the Bank’s category.

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Actual and required capital amounts and ratios are presented below at year-end.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

2004
Total Capital to risk weighted assets
Consolidated	$45,009	19.40%	18,562	8.00%	N/A	N/A
Bank	44,459	19.16%	18,562	8.00%	23,202	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	42,282	18.22%	9,281	4.00%	N/A	N/A
Bank	41,732	17.99%	9,281	4.00%	13,921	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	42,282	16.72%	10,113	4.00%	N/A	N/A
Bank	41,732	16.51%	10,113	4.00%	12,641	5.00%
2003
Total Capital to risk weighted assets
Consolidated	$13,505	7.29%	$14,813	8.00%	N/A	N/A
Bank	17,278	9.34%	14,800	8.00%	$18,500	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	11,230	6.06%	7,407	4.00%	N/A	N/A
Bank	15,003	8.11%	7,400	4.00%	11,100	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	11,230	5.58%	6,038	4.00%	N/A	N/A
Bank	15,003	7.45%	6,038	4.00%	10,064	5.00%
      During the first quarter of 2004, the Company completed a private issuance of 300,000 shares of common stock at a price of $6.25 per share, resulting in total proceeds of $1,875, before deducting offering expenses of $25. During the last quarter of 2004, the Company completed an initial public offering of 2,127,500 shares with an over-allotment option of 319,125 shares. Total proceeds of the offering and over-allotment option were $29,360 before deducting offering expenses of $2,296.
      Banking regulations limit capital distributions by state banks. After making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings for the preceding two years as the board deems appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

NOTE 10 —	LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
      Some financial instruments, such as loan commitments, credit lines and letters of credit, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
      The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2004	2003

Loan commitments and unused credit lines	$30,569	$24,368
Unused letters of credit	277	138
      Loan commitments and unused credit lines consist of $476 of fixed rate commitments and $30,093 of variable rate commitments. Fixed rate loan commitments have interest rates ranging from 5% to 9% with maturities ranging from 30 days to seven years. Unused letters of credit are not assigned a rate until used and expire within one year.
NOTE 11 — FAIR VALUES OF FINANCIAL INSTRUMENTS
      Carrying amount and estimated fair values of financial instruments were as follows at year-end.

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$24,852	$24,852	$4,798	$4,798
Interest bearing deposits	150	150	350	350
Securities available for sale	16,577	16,577	20,221	20,221
Loans, net	224,395	222,867	179,761	181,031
Federal Home Loan Bank stock	1,234	1,234	750	750
Accrued interest receivable	909	909	807	807
Financial liabilities
Deposits	(212,384)	(213,027)	(184,734)	(187,582)
Federal Home Loan Bank advances	(18,000)	(18,179)	(11,456)	(11,724)
Other borrowings	(1)	(1)	(4,000)	(4,000)
Accrued interest payable	(318)	(318)	(360)	(360)
      The methods and assumptions used to estimate fair value are described as follows.
      Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing. The estimated fair value for standby letters of credit and off-balance-sheet loan commitments is considered nominal.

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	EARNINGS PER SHARE
      The factors used in the earnings per share computation follow.

	2004	2003	2002

Basic
Net income	$2,072	$795	$435

Weighted average common shares outstanding	3,474,861	3,086,240	3,032,262

Basic earnings per common share	$0.60	$0.26	$0.14

Diluted
Net income	$2,072	$795	$435

Weighted average common shares outstanding for basic earnings per common share	3,474,861	3,086,240	3,032,262
Add: Dilutive effects of assumed exercises of stock options	15,307	11,105	29,199

Average shares and dilutive potential common shares	3,490,168	3,097,345	3,061,461

Diluted earnings per common share	$0.59	$0.26	$0.14

There were no stock options considered antidilutive for 2004. Stock options totaling 30,000 and 37,500 were considered antidilutive in computing diluted earnings per common share for 2003 and 2002.
NOTE 13 — OTHER COMPREHENSIVE INCOME (LOSS)
      Other comprehensive income (loss) components and related taxes were as follows.

	2004	2003	2002

Unrealized holding gains and losses on available-for-sale securities	$(13)	$(347)	$89
Less reclassification adjustments for gains and losses later recognized in income	—	—	—

Net unrealized gains and losses	(13)	(347)	89
Tax effect	5	118	(30)

Other comprehensive income (loss)	$(8)	$(229)	$59

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
      Condensed financial information of First State Financial Corporation follows.
CONDENSED BALANCE SHEETS
December 31

	2004	2003

ASSETS
Cash and cash equivalents	$319	$44
Investment in banking subsidiary	41,603	14,882
Other assets	232	184

Total assets	$42,154	$15,110

LIABILITIES AND EQUITY
Other borrowings	$1	$4,000
Shareholders’ equity	42,153	11,110

Total liabilities and shareholders’ equity	$42,154	$15,110

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2004	2003	2002

Dividends from subsidiary	$122	$27	$28
Interest expense	(114)	(67)	(53)
Other income	—	—	—
Other expense	(14)	(6)	(183)

Income (loss) before income tax and undistributed subsidiary income	(6)	(46)	(208)
Income tax expense (benefit)	(48)	(17)	(89)
Equity in undistributed subsidiary income	2,030	824	554

Net income	$2,072	$795	$435

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31

	2004	2003	2002

Cash flows from operating activities
Net income	$2,072	$795	$435
Adjustments:
Equity in undistributed subsidiary income	(2,030)	(824)	(554)
Stock-based compensation expense	—	—	182
Change in other assets	(48)	(18)	(93)

Net cash from operating activities	(6)	(47)	(30)
Cash flows from investing activities
Capital infusion in subsidiary	(24,699)	(2,850)	(200)
Cash flows from financing activities
Net change in other borrowings	(3,999)	2,800	200
Proceeds from issuance of common stock	28,914	—	—
Proceeds from exercise of stock options	65	—	101

Net cash from financing activities	24,980	2,800	301

Net change in cash and cash equivalents	275	(97)	71
Beginning cash and cash equivalents	44	141	70

Ending cash and cash equivalents	$319	$44	$141

NOTE 15 —	QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Share
	Interest	Net Interest	Net
	Income	Income	Income	Basic	Diluted

2004
First quarter	$3,176	$2,018	$421	$0.13	$0.13
Second quarter	3,332	2,152	497	0.15	0.15
Third quarter	3,518	2,296	520	0.15	0.15
Fourth quarter	3,853	2,511	634	0.17	0.16
2003
First quarter	$2,319	$1,381	$189	$0.06	$0.06
Second quarter	2,645	1,551	266	0.09	0.09
Third quarter	2,833	1,798	(22)	(0.01)	(0.01)
Fourth quarter	3,101	2,029	362	0.12	0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      The information contained in the section captioned “Independent Public Accountants” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2005, to be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. First State Financial maintains controls and procedures designed to ensure that information required to be disclosed in the reports that First State Financial files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of First State Financial concluded that First State Financial’s disclosure controls and procedures were adequate.
      (b) Changes in internal controls. First State Financial made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers
      First State Financial has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-K as Exhibit 14.1. The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” and “Audit Committee Report” and “Section 16(a) Reporting Requirements” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
      The information contained in the sections captioned “Information About the Board of Directors and Its Committees“and “Executive Compensation and Benefits” under “Election of Directors” and “Performance Graph” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information contained in the sections captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

      First State has only two compensation plans under which shares of its Common Stock are issuable. These two plans are its 2004 Stock Plan and its 1996 Stock Plan, each of which was approved by shareholders. The following sets forth certain information regarding those two plans:
Equity Compensation Plan Information

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights (a)	Rights (b)	in Column (a)) (b)

Equity compensation plans approved by security holders	54,700	$4.43	434,700
Equity compensation plans not approved by security holders	—	—	—

Total	54,700	$4.43	434,700

Item 13.	Certain Relationships and Related Transactions
      The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information contained in the section captioned “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits

3.1	—	Restated Articles of Incorporation*

3.2	—	Bylaws*

4.1	—	Specimen Common Stock Certificate*

10.1	—	Agreement dated June 15, 2004 between Corey J. Coughlin and First State Bank*/**

10.2	—	First State Financial Corporation 2004 Stock Plan */**

10.3	—	Lease dated March 17, 1995 between Win Properties, Inc. and First State Bank of Sarasota*

10.4	—	Promissory Note dated April 30, 2004 from First State Financial Corporation to Independent Bankers’ Bank of Florida, and related Business Loan Agreement and Commercial Pledge Agreement of even date between the parties*

14.1	—	Code of Ethics

21.1	—	List of Subsidiaries of First State Financial Corporation

31.1	—	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement on Form S-1 (Registration No. 333-119800).

**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.
      (b) Reports on Form 8-K
      No Current Reports on Form 8-K were filed by First State during the last fiscal quarter covered by this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 21st day of March, 2005.

FIRST STATE FINANCIAL CORPORATION

/s/ Corey J. Coughlin

President and Chief Executive Officer

/s/ Dennis Grinsteiner

Chief Financial Officer
(Principal financial officer and
principal accounting officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 21, 2005.

Signature	Title

/s/ Corey J. Coughlin Corey J. Coughlin	President and Chief Executive Officer and Director

/s/ Robert H. Beymer Robert H. Beymer	Director

/s/ Daniel Harrington Daniel Harrington	Director

/s/ Marshall Reynolds Marshall Reynolds	Director

/s/ Neal Scaggs Neal Scaggs	Director

/s/ Robert L. Shell, Jr. Robert L. Shell, Jr.	Director

/s/ Thomas W. Wright Thomas W. Wright	Director

First State Financial Corporation
Form 10-K
For Fiscal Year Ending December 31, 2004
EXHIBIT INDEX

Exhibit
No.	Exhibit

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002