Form 10-Q
period 2005-03-31
FIRST STATE FINANCIAL CORP/FL
filed 2005-05-10
CIK 1282582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

Commission File Number: 333-119800

FIRST STATE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida	65-07714145

(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

22 S. Links Avenue, Sarasota, FL	34236

(Address of principal executive offices)	(Zip code)

941-929-9000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2005, the registrant had outstanding 5,856,265 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET
March 31, 2005 (unaudited) and December 31, 2004
(Dollar amounts in thousands except per share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from financial institutions	$8,107	$4,901
Federal funds sold	14,984	19,951

Cash and cash equivalents	23,091	24,852
Interest bearing deposits in other financial institutions	150	150
Securities, available for sale	17,067	16,577
Loans, net of allowance of $2,739 and $2,727	248,490	224,395
Federal Home Loan Bank stock	908	1,234
Premise and equipment, net	4,312	4,283
Accrued interest and other assets	2,846	2,513

Total Assets	$296,864	$274,004

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$39,465	$28,386
Interest bearing	205,632	183,998

Total deposits	245,097	212,384
Accrued interest payable and other liabilities	1,399	1,466
Federal Home Loan Bank advances	8,000	18,000
Other borrowings	1	1

Total Liabilities	254,497	231,851

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,856,265 shares issued	5,856	5,856
Additional paid-in capital	31,751	31,860
Retained earnings	5,070	4,566
Accumulated other comprehensive income (loss)	(310)	(129)

Total Stockholders’ Equity	42,367	42,153

Total Liabilities and Stockholders’ Equity	$296,864	$274,004

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(Dollar amounts in thousands except per share data)

	2005	2004
Interest and Dividend Income
Loans, including fees	$3,935	$3,002
Taxable securities	153	161
Tax exempt securities	3	—
Federal funds sold and other	130	14

	4,221	3,177

Interest expense
Deposits	1,269	1,069
Federal Home Loan Bank advances and other borrowings	134	89

	1,403	1,158

Net Interest Income	2,818	2,019
Provision for loan losses	—	144

Net interest income after provision for loan losses	2,818	1,875
Non-interest income
Service charges and other fees	229	213
Mortgage banking fees	252	132
Other	7	5

	488	350

Non-interest expense
Salaries and employee benefits	1,226	881
Occupancy and equipment	266	245
Data processing	122	124
Professional services	36	27
Stationery and supplies	37	30
Advertising and marketing	76	39
Other	250	185

	2,013	1,531

Income before income taxes	1,293	694
Income tax expense	496	274

Net Income	$797	$420

Earnings per share
Basic	$0.14	$0.13
Diluted	$0.14	$0.13
Average common shares outstanding
Basic	5,856,265	3,175,733
Diluted	5,878,387	3,189,655
Dividends per share	$0.05	$0.00

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005 and 2004
(Unaudited)
(Dollar amounts in thousands except per share data)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income(Loss)	Total
Balance at December 31, 2003:	3,086,240	$3,086	$5,651	$2,494	$(121)	$11,110
Comprehensive income:
Net income				420		420
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					62	62

Total Comprehensive Income						482
Issuance of common stock	300,000	300	1,560			1,860

Balance at March 31, 2004	3,386,240	$3,386	$7,211	$2,914	$(59)	$13,452

Balance at December 31, 2004:	5,856,265	$5,856	$31,860	$4,566	$(129)	$42,153
Comprehensive income:
Net income				797		797
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(181)	(181)

Total Comprehensive Income						616
Capitalization of offering costs			(109)			(109)
Cash dividend declared, $.05 per share				(293)		(293)

Balance at March 31, 2005	5.856.265	$5,856	$31,751	$5,070	$(310)	$42,367

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2005 and 2004
(Unaudited)
(Dollar amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$797	$420
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	—	144
Depreciation	88	72
Net amortization of securities	22	(48)
Net change in:
Other assets	(240)	(713)
Accrued expenses and other liabilities	(67)	(58)

Net cash from operating activities	600	(183)

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,415	3,297
Purchases	(2,201)	(495)
Loan originations and payments, net	(24,095)	(5,064)
Net (purchase) sale of FHLB stock	326	—
Net change in premise and equipment	(117)	(76)

Net cash from investing activities	(24,672)	(2,338)

Cash flows from financing activities:
Net change in deposits	32,713	17,254
Repayment of short-term borrowing	—	(8,456)
Repayment of long-term borrowing	(10,000)	—
Proceeds from issuance of common stock, net of capitalized costs	(109)	1,860
Cash dividend paid	(293)	—

Net cash from financing activities	22,311	10,658

Net change in cash and cash equivalents	(1,761)	8,137
Beginning cash and cash equivalents	24,852	4,798

Ending cash and cash equivalents	$23,091	$12,935

Supplemental cash flow information
Interest paid	$1,361	$1,181
Income taxes paid	496	274

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

First State Financial Corporation is a bank holding company headquartered in Sarasota, Florida. First State Financial Corporation owns all of the voting shares of First State Bank. First State Bank is a state banking association with six branches located in Sarasota and Pinellas counties.

The accompanying unaudited consolidated financial statements for First State Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United State of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United State of America for complete financial statement presentation. For further information and additional description of the Company’s accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated statements include the accounts of First State Financial Corporation and its subsidiary, First State Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses are deemed critical since they involve the use of estimates and require significant management judgments. Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, that management believes are appropriate at each reporting date. Management may report a materially different amount for the provision for loan loss in the statement of operations to change the allowance for loan losses if its assessment of these factors changes.

NOTE 2 – STOCK-BASED COMPENSATION

There were no stock options granted, exercised, or expired/forfeited during the three months ended March 31, 2005. As of March 31, 2005, 54,700 options for shares were outstanding.

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	2005	2004
Net income, as reported	$797	$420
Stock-based compensation expense determined under fair value based method, net of tax	1	1

Pro forma net income	$796	$419

Basic earnings per share as reported	$0.14	$0.13
Pro forma basic earnings per share	0.14	0.13
Diluted earnings per share as reported	0.14	0.13
Pro forma diluted earnings per share	0.14	0.13

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of First State Financial Corporation to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effect of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer financial companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of First State Financial Corporation (the “Company”) as reflected in the unaudited consolidated statement of condition as of March 31, 2005, and statement of income for the three months ended March 31, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2005.

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

RESULTS OF OPERATIONS

Our net income of $797,000 for the first quarter of 2005 was a $377,000 or 89.8% increase compared to $420,000 for the same period last year. Basic and diluted earnings per share for the first quarter of 2005 were 14 cents and 14 cents respectively as compared to 13 cents and 13 cents per share in the previous year’s quarter. Basic weighted average common equivalent shares outstanding for the three months ended March 31, 2005 were 5,856,265 compared to 3,175,733 for the three months ended March 31, 2004. This 84.4% increase in shares outstanding resulted from the exercise of stock options and the issuance of 2,446,625 shares in December 2004 in connection with the Company’s initial public offering that raised $26.9 million in new capital.

Annualized return on average assets was 1.16% and .78% for the first quarter of 2005 and 2004, while return on average shareholders’ equity was 8.49% and 14.92% for the same periods.

NET INTEREST INCOME

Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest earning assets and interest bearing liabilities. Our interest earning assets include loans, federal funds sold, interest bearing deposits in other banks, and investment securities. Our interest bearing liabilities include deposits, Federal Home Loan Bank advances, and other short term borrowings.

Net interest income increased $799,000 or 39.6% to $2.8 million in the three months ended March 31, 2005 as compared to the same period last year. The primary drivers of this increase were interest on loans and interest on federal funds sold. The capital raised by the Company’s initial public offering in December is beginning to be incorporated into the asset mix through loan production and investment purchases. Until it is fully invested, we are maintaining the excess in overnight funds. Federal funds sold averaged $19.7 million for the first quarter of 2005 compared to $3.0 million for the first quarter of 2004.

During the fourth quarter of 2004 the Bank introduced a new money market product with various tiers paying competitive market rates. As a result, money market balances increased to $38.8 million at March 31, 2005, increasing $18.7 million from March 31, 2004. The average yield on the money market products increased 100 basis points.

The average yield on interest earnings assets for the first three months of 2005 was 6.40%, annualized, which was an increase of 19 basis points compared to the 6.21% yield earned during the first three months of 2004. The average cost of interest bearing deposits increased 19 basis points from 2.50% during the first three months of 2004 to 2.69% for the comparable period in 2005. The rate of all interest bearing liabilities increased 22 basis points, from 2.56% in 2004 to 2.78% in 2005. The Company’s net interest margin increased to 4.27% in the first three months of 2005 compared to 3.94% in the first three months of 2004. However, due to the cash generated from our recent initial public offering in December 2004, the Company has experienced some near term compression in net interest margin. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities. It will take a little time to invest all of the funds raised in our recent stock offering in a similar mix of assets as currently exists on our balance sheet.

The following table presents certain information related to our average balance sheet and our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance or the corresponding assets or liabilities.

	For the three months ended March 31,
	2005			2004
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets:

Earnings assets:

Loans (a)	$229,427	$3,935	6.96%	$183,092	$3,002	6.59%

Investment securities	18,006	156	3.51%	19,373	161	3.34%

Other	19,971	130	2.64%	3,431	14	1.64%

Total interest earning assets	267,404	4,221	6.40%	205,896	3,177	6.21%

Non-interest earning assets	12,118			9,826

Total assets	$279,522			$215,722

Liabilities:

Interest bearing liabilities:

NOW accounts	$14,017	$9	0.26%	$14,899	$9	0.24%

Money market	37,034	179	1.96%	20,010	48	0.96%

Savings	8,609	10	0.47%	8,079	6	0.30%

Time deposits	131,426	1,071	3.30%	129,113	1,006	3.13%

Borrowings	13,444	134	4.04%	10,166	89	3.52%

Total interest bearing liabilities	204,530	1,403	2.78%	182,267	1,158	2.56%

Demand deposits	30,981			21,024

Other non-interest bearing liabilities	5,920			1,111

Total non-interest bearing liabilities	36,901			22,135

Stockholders’ equity	38,091			11,320

Total liabilities & stockholders’ equity	$279,522			$215,722

Net Interest Income		$2,818			$2,019

Interest rate spread			3.62%			3.65%

Net interest margin (b)			4.27%			3.94%

(a)	average loans include nonperforming loans

(b)	net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the three months ended March 31, 2005 and March 31, 2004. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

			Net
	Average	Average	Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:

Loans	$789	$144	$933

Investment securities	(12)	7	(5)

Other	103	13	116

Total interest income	880	164	1,044

Increase (decrease) in interest expense:

NOW accounts	(1)	1	—

Money market	60	71	131

Savings	—	4	4

Time deposits	18	47	65

Borrowings	31	14	45

Total interest expense	108	137	245

Total change in net interest income	$772	$27	$799

Changes resulting from average balance/rate variances are allocated to the two categories based on the proportionate absolute changes in each category.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

A provision for loan losses was not charged in the first quarter of 2005 compared to a provision of $144,000 in the comparable prior year quarter. The Company did not require a charge to the provision in the first quarter of 2005 as a result of a reduction in allocations for impaired loans, partially offset by concerns over rising energy costs on the transportation and tourism segments of our loan portfolio. Total loans outstanding were $252.1 million at March 31, 2005, compared to $187.6 million at March 31, 2004. Net recoveries were $12,000 during the first three months of 2005 compared to net recoveries of $8,000 for the same period in 2004. Management continues to monitor the credit quality of the portfolio and will recognize additional provisions in the future as necessary.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2005 was $488,000. This represents a $138,000 or 39.4% increase over the prior year quarter which totaled $350,000. The increase in non-interest income is attributable to an increase of $120,000 in mortgage banking fees. This increase was due to higher volume in the month of March.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2005 was $2.0 million. This represents a $482,000 or 31.5% increase over the prior year quarter which totaled $1.5 million. The increase in non-interest expense is mostly attributable to an increase of $345,000 in salaries and benefits. The increase in mortgage banking fees resulted in higher commissions paid to our lenders. The Company has also been expanding our staff to facilitate our growth.

INCOME TAXES

During the first three months of 2005 the income tax provision was $496,000 compared to $274,000 for the same period of 2004. The effective tax rate for 2005 is 38.4% and 39.5% for 2004.

FINANCIAL CONDITION

OVERVIEW

Total assets were $296.9 million at March 31, 2005, compared to $274.0 million at December 31, 2004, an increase of $22.9 million or 8.3%. The increase in total assets was primarily attributable to a 10.7% increase in loans, led by real estate construction. Total liabilities increased 9.8% or $22.6 million to $254.5 million, as a result of a 15.4% growth in deposits. Total stockholders’ equity increased 0.5% to $42.4 million, as compared to $42.2 million at December 31, 2004. The book value per share of common stock issued and outstanding at March 31, 2005 was $7.23, compared to $7.20 at December 31, 2004.

LOANS

Net loans receivable at March 31, 2005 increased 10.7% or $24.1 million from December 31, 2004 to a balance of $248.5 million. Construction loans led the way, in terms of percentage, with an increase of 22.6% from the previous year-end, while commercial loan balances represented the largest dollar increase, increasing $15.5 million. This activity is a reversal from first quarter of 2004 which saw declines in both commercial and construction loans.

INVESTMENT SECURITIES

Investment securities available-for-sale are carried at estimated fair value and totaled $17.1 million at March 31, 2005, an increase of $490,000 or 3.0% from the balance at December 31, 2004. All securities held are classified as available-for-sale.

SHORT-TERM INVESTMENTS

Short-term investments consisting of federal funds and interest bearing deposits in banks totaled $15.1 million, a decrease of 24.7% as compared to December 31, 2004. As discussed, the Company continues to invest these funds into higher yielding assets.

DEPOSITS

Deposits are the Company’s primary source of funds. Total deposits increased in the first quarter of 2005 by 15.4% or $32.7 million to $245.1 million. Non-interest bearing deposits totaled $39.5 million, an increase of $11.1 million or 39.0% from the previous year end. Interest bearing deposits were $205.6 million, an increase of $21.6 million from December 31, 2004. Of this increase, $5.8 million was attributable to money market accounts and $15.2 million in certificates of deposit. At March 31, 2005 certificates of deposit represented 58.8% of total deposits compared to 60.8% at the previous year end.

OTHER BORROWINGS

Federal Home Loan Advances decreased $10 million or 55.6% to $8 million at March 31, 2005. The Company chose to pay off, without penalty, its adjustable rate credits due August and December of 2006.

STOCKHOLDERS’ EQUITY

Stockholders’ equity at March 31, 2005 was $42.4 million, an increase of $214,000 or 0.5% from December 31, 2004. The increase was due to earnings of $797,000, less the dividends paid on the Company’s common stock totaling $293,000, combined with the change in the unrealized loss on available-for-sale investment securities of $181,000. The dividend was declared on February 16, 2005 for shareholders of record on March 10, 2005. The 5 cent per share dividend was paid on March 31, 2005. Stockholders’ equity was also affected by $109,000 in capitalized costs related to the Company’s initial public offering held in mid-December 2004.

ASSET QUALITY

LOAN PORTFOLIO AND ADEQUACY OF THE ALLOWANCE FOR LOAN LOSSES

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial conditions or results of operations is a reasonable likelihood.

The Company manages the risk characteristics of its entire loan portfolio in an effort to maintain an adequate allowance for loan losses and identify problem loans so that the risks in the portfolio can be identified on a timely basis. Management performs a periodic analysis of risk factors that includes the primary sources of repayment on individual loans, liquidity and financial condition of borrowers and guarantors, and the adequacy of collateral. Loans subject to individual reviews are analyzed and segregated by risk according to the Company’s internal risk rating scale. Management also considers the character of the loan portfolio, changes in nonperforming and past-due loans, historical loss experience, concentrations of loans to specific borrowers and industries, and general and regional economic conditions, as well as other factors existing at the determination date. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

NONPERFORMING ASSETS

It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal and interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

As of March 31, 2005, total loans on nonaccrual status were $1 million compared to $803,000 at December 31, 2004. The ratio of nonperforming loans to total loans as of these dates was 0.40% and 0.35%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $44.5 million at March 31, 2005, under which $8 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential loan portfolio.

CAPITAL RESOURCES

The Company and its subsidiary bank are subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its subsidiary bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively.

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	$42,677	16.59%	$42,282	18.22%
Total capital	45,415	17.65%	45,009	19.40%
Tier 1 leverage		15.27%		16.72%

First State Bank
Tier 1 capital	42,265	16.43%	41,732	17.99%
Total capital	45,004	17.49%	44,459	19.16%
Tier 1 leverage		15.12%		16.51%

Management believes, as of March 31, 2005, that the Company and the Bank met all capital requirements to which they are subject.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of conducting its business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company’s most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200 BP
Interest Income	$15,837	$17,051	$17,737	$19,469	$20,639
Interest Expense	4,767	5,374	5,981	6,589	7,196

Net Interest Income	$11,070	$11,677	$11,756	$12,880	$13,443

Change in net income after tax vs. constant rates	$(428)	$(49)		$701	$1,052

Item 4. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company conclude that the Company’s disclosure controls and procedures were adequate. No significant deficiencies or material weaknesses in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data have been identified. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART II

Item 1. LEGAL PROCEEDINGS

     None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     On February 16, 2005 the Company declared a 5 cent per share dividend for shareholders of record on March 10, 2005. The dividend was paid on March 31, 2005.

Item 6. EXHIBITS

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005

FIRST STATE FINANCIAL CORPORATION

/s/ Corey J. Coughlin

President and Chief Executive Officer

/s/ Dennis Grinsteiner

Senior Vice President and Chief Financial Officer