Form 10-Q
period 2005-06-30
FIRST STATE FINANCIAL CORP/FL
filed 2005-08-05
CIK 1282582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
As of August 1, 2005, the registrant had outstanding 5,863,265 shares of common stock.

Part I Financial Information
Item 1 Financial Statements
FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2005 (unaudited) and December 31, 2004
(Dollar amounts in thousands except per share data)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from financial institutions	$6,065	$4,901
Federal funds sold	3,469	19,951

Cash and cash equivalents	9,534	24,852
Interest bearing deposits in other financial institutions	150	150
Securities, available for sale	17,935	16,577
Loans, net of allowance of $2,974 and $2,727	279,159	224,395
Federal Home Loan Bank stock	683	1,234
Premise and equipment, net	4,410	4,283
Accrued interest and other assets	2,443	2,513

Total Assets	$314,314	$274,004

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$35,020	$28,386
Interest bearing	231,750	183,998

Total deposits	266,770	212,384
Accrued interest payable and other liabilities	1,434	1,466
Federal Home Loan Bank advances	3,000	18,000
Other borrowings	1	1

Total Liabilities	271,205	231,851

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,863,265 shares issued at June 30, 2005 and 5,856,265 shares issued at December 31, 2004	5,863	5,856
Additional paid-in capital	31,763	31,860
Retained earnings	5,631	4,566
Accumulated other comprehensive income (loss)	(148)	(129)

Total Stockholders’ Equity	43,109	42,153

Total Liabilities and Stockholders’ Equity	$314,314	$274,004

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$4,596	$3,180	$8,531	$6,182
Taxable securities	162	127	315	288
Tax exempt securities	9	—	12	—
Federal funds sold and other	115	25	245	38

	4,882	3,332	9,103	6,508

Interest expense
Deposits	1,660	1,128	2,929	2,198
Federal Home Loan Bank advances and other borrowings	55	52	189	140

	1,715	1,180	3,118	2,338

Net Interest Income	3,167	2,152	5,985	4,170
Provision for loan losses	225	174	225	319

Net interest income after provision for loan losses	2,942	1,978	5,760	3,851
Non-interest income
Service charges and other fees	246	220	475	433
Mortgage banking fees	253	171	506	303
Other	10	13	17	17

	509	404	998	753
Non-interest expense
Salaries and employee benefits	1,226	936	2,452	1,818
Occupancy and equipment	289	267	555	512
Data processing	126	115	248	238
Professional services	60	24	96	50
Stationery and supplies	36	28	73	57
Advertising and marketing	43	38	119	76
Other	318	172	568	356

	2,098	1,580	4,111	3,107

Income before income taxes	1,353	802	2,647	1,497
Income tax expense	500	305	996	579

Net Income	$853	$497	$1,651	$918

Earnings per share
Basic	$0.14	$0.15	$0.28	$0.28
Diluted	$0.14	$0.15	$0.28	$0.28
Average common shares outstanding
Basic	5,859,496	3,396,367	5,857,889	3,286,051
Diluted	5,879,179	3,410,514	5,879,964	3,302,006
Dividends per share	$0.05	$0.00	$0.10	$0.00
See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands except per share data)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2003	3,086,240	$3,086	$5,651	$2,494	$(121)	$11,110
Comprehensive income:
Net income				918		918
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(155)	(155)

Total Comprehensive Income						763
Exercise of stock options	12,800	13	21			34
Issuance of common stock	300,000	300	1,550			1,850

Balance at June 30, 2004	3,399,040	$3,399	$7,222	$3,412	$(276)	$13,757

Balance at December 31, 2004	5,856,265	$5,856	$31,860	$4,566	$(129)	$42,153
Comprehensive income:
Net income				1,651		1,651
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(19)	(19)

Total Comprehensive Income						1,632
Capitalization of offering costs			(109)			(109)
Exercise of stock options	7,000	7	12			19
Cash dividend declared, $.05 per share				(586)		(586)

Balance at June 30, 2005	5,863,265	$5,863	$31,763	$5,631	$(148)	$43,109

Balance at March 31, 2004	3,386,240	$3,386	$7,201	$2,915	$(59)	$13,443
Comprehensive income:
Net income				497		497
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(217)	(217)

Total Comprehensive Income						280
Exercise of stock options	12,800	13	21			34

Balance at June 30, 2004	3.399.040	$3,399	$7,222	$3,412	$(276)	$13,757

Balance at March 31, 2005	5,856,265	$5,856	$31,751	$5,070	$(310)	$42,367
Comprehensive income:
Net income				853		853
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					163	163

Total Comprehensive Income						1,016
Exercise of stock options	7,000	7	12			19
Cash dividend declared, $.05 per share				(293)		(293)

Balance at June 30, 2005	5,863,265	$5,863	$31,763	$5,631	$(148)	$43,109

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Dollar amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$1,651	$918
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	225	319
Depreciation	182	186
Net amortization of securities	44	99
Net change in:
Other assets	79	(321)
Accrued expenses and other liabilities	(325)	59

Net cash from operating activities	1,856	1,260

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,438	7,548
Purchases	(3,868)	(2,999)
Loan originations and payments, net	(54,989)	(16,537)
Net (purchase) sale of FHLB stock	551	373
Net change in premise and equipment	(309)	(282)

Net cash from investing activities	(56,177)	(11,897)

Cash flows from financing activities:
Net change in deposits	54,386	25,022
Repayment of short-term borrowing	—	(8,456)
Repayment of long-term borrowing	(15,000)	—
Proceeds from exercise of stock options	19	34
Proceeds from issuance of common stock, net of capitalized costs	(109)	1,850
Cash dividend paid	(293)	—

Net cash from financing activities	39,003	18,450

Net change in cash and cash equivalents	(15,318)	7,813
Beginning cash and cash equivalents	24,852	4,798

Ending cash and cash equivalents	$9,534	$12,611

Supplemental cash flow information
Interest paid	$2,996	$1,753
Income taxes paid	939	372
See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 1 — INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2004 for First State Financial Corporation (the “Company”).
All material intercompany balances and transactions have been eliminated.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.
NOTE 2 — STOCK-BASED COMPENSATION
There were 115,000 stock options granted, and 7,000 options exercised during the three months ended June 30, 2005. As of June 30, 2005, there were 162,700 options for shares outstanding.
Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using fair value recognition.

	Three months ended		Six months ended
(Dollar amounts in thousands except for per share data)	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$853	$497	$1,651	$918
Stock-based compensation expense determined under fair value based method, net of tax	21	2	22	4

Pro forma net income	$832	$495	$1,629	$914

Basic earnings per share as reported	$0.14	$0.15	$0.28	$0.28
Pro forma basic earnings per share	0.14	0.15	0.28	0.28
Diluted earnings per share as reported	0.14	0.15	0.28	0.28
Pro forma diluted earnings per share	0.14	0.15	0.28	0.28
In December 2004, the FASB issued FAS 123 (revised 2004), Share Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. In April 2005, the SEC amended the date for compliance with FAS 123 (revised 2004) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with Statement 123 (revised 2004) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will begin reflecting stock option costs under the fair value method commencing in the quarter beginning January 1, 2006 as required. The Company is still evaluating the effects of adoption of this principle.

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
The following discussion addresses the factors that have affected the financial condition and results of operations of First State Financial Corporation (the “Company”) as reflected in the unaudited consolidated balance sheet as of June 30, 2005, and the statement of income for the three months and six months ended June 30, 2005. Operating results for the six months ended June 30, 2005 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2005.
OVERVIEW
Our net income of $1.6 million for the first six months of 2005 was a $733,000 or 79.8% increase compared to $918,000 for the same period last year. Basic and diluted earnings per share for the first six months of 2005 were 28 cents and 28 cents per share respectively as compared to 28 cents and 28 cents per share in 2004. Basic weighted average common equivalent shares outstanding for the six months ended June 30, 2005 were 5,857,889 compared to 3,286,051 for the six months ended June 30, 2004. This 78.3% increase in shares outstanding resulted from the exercise of stock options and the issuance of 2,446,625 shares in December 2004 in connection with the Company’s initial public offering that raised $26.9 million in new capital.
Annualized return on average assets was 1.13% and .83% for the first six months of 2005 and 2004, while the annualized return on average shareholders’ equity was 7.80% and 14.85% for the same periods.
NET INTEREST INCOME
Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest earning assets and interest bearing liabilities.
Net interest income increased $1.8 million or 43.5% to $6 million in the six months ended June 30, 2005 as compared to the same period last year. The primary drivers of this increase were interest on loans and interest on federal funds sold. The capital raised by the Company’s initial public offering in December has been incorporated into the asset mix through loan production, investment purchases, and debt reduction.
The following table presents certain information related to our average balance sheet and our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities.

	For the six months ended June 30,
	2005			2004
(Dollars in thousands)	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates

Assets:
Earnings assets:
Loans (a)	$245,722	$8,531	7.00%	$186,698	$6,182	6.66%
Investment securities	18,199	327	3.62%	18,327	288	3.16%
Other	17,444	245	2.83%	6,133	38	1.25%

Total interest earning assets	281,365	9,103	6.52%	211,158	6,508	6.20%
Non-interest earning assets	12,155			10,210

Total assets	$293,520			$221,368

Liabilities:
Interest bearing liabilities:
NOW accounts	$14,040	$19	0.27%	$14,807	$18	0.24%
Money market	38,789	378	1.97%	20,568	103	1.01%
Savings	8,952	29	0.65%	8,355	13	0.31%
Time deposits	146,164	2,503	3.45%	132,750	2,064	3.13%
Borrowings	8,967	189	4.25%	8,583	140	3.28%

Total interest bearing liabilities	216,912	3,118	2.90%	185,063	2,338	2.54%
Demand deposits	32,768			22,696
Other non-interest bearing liabilities	1,148			1,175

Total non-interest bearing liabilities	33,916			23,871

Stockholders’ equity	42,692			12,434

Total liabilities & stockholders’ equity	$293,520			$221,368

Net Interest Income		$5,986			$4,170

Interest rate spread			3.62%			3.66%
Net interest margin (b)			4.29%			3.97%

(a)	average loans include nonperforming loans

(b)	net interest margin is net interest income divided by average total interest earning assets
The table below details the components of the changes in net interest income for the six months ended June 30, 2005 and June 30, 2004. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

(Dollars in thousands)			Net
	Average	Average	Increase
	Volume	Rate	(Decrease)

Increase (decrease) in interest income:
Loans	$2,037	$312	$2,349
Investment securities	(2)	41	39
Other	123	84	207

Total interest income	2,158	437	2,595

Increase (decrease) in interest expense:
NOW accounts	(1)	2	1
Money market	133	142	275
Savings	1	15	16
Time deposits	219	220	439
Borrowings	7	42	49

Total interest expense	359	421	780

Total change in net interest income	$1,799	$16	$1,815

Changes resulting from average balance/rate variances are allocated to the two categories based on the proportionate absolute changes in each category.
PROVISION FOR LOAN LOSSES
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date. A provision for loan losses of $225,000 was charged in the first half of 2005 compared to a provision of $319,000 in the comparable prior year period. Total loans outstanding were $283.2 million at June 30, 2005, compared to $199.2 million at June 30, 2004. Net recoveries were $12,000 during the first half of 2005 compared to net recoveries of $17,000 for the same period in 2004. Management continues to monitor the credit quality of the portfolio and will recognize additional provisions in the future as necessary.
NON-INTEREST INCOME
Non-interest income for the six months ended June 30, 2005 was $998,000. This represents a $245,000 or 32.5% increase over the prior year which totaled $753,000. The increase in non-interest income is primarily attributable to an increase of $203,000 in mortgage banking fees. This increase was due to higher volume in the months of March and April 2005.
NON-INTEREST EXPENSE
Non-interest expense for the six months ended June 30, 2005 was $4.1 million. This represents a $1 million or 32.3% increase over the prior year which totaled $3.1 million. The increase in non-interest expense is mostly attributable to an increase of $634,000 in salaries and benefits. The increase in mortgage banking fees resulted in higher commissions paid to our lenders. The Company has also been expanding its staff to facilitate our growth.
INCOME TAXES
During the first six months of 2005 the income tax provision was $996,000 compared to $579,000 for the same period of 2004. The effective tax rate for 2005 is 37.6% and 38.7% for 2004.
FINANCIAL CONDITION
Total assets were $314.3 million at June 30, 2005, compared to $274.0 million at December 31, 2004, an increase of $40.3 million or 14.7%. The increase in total assets was primarily attributable to a 24.4% increase in loans, led by real estate construction. Total liabilities increased 17% or $39.4 million to $271.2 million, as a result of a 25.6% growth in deposits. Total stockholders’ equity increased 2.3% to $43.1 million, as compared to $42.2 million at December 31, 2004. The book value per share of common stock at June 30, 2005 was $7.35, compared to $7.20 at December 31, 2004.
LOANS
Net loans receivable at June 30, 2005 increased 24.4% or $54.8 million from December 31, 2004 to $279.2 million. Construction loans led the way, in terms of percentage, with an increase of 47.2% from the previous year-end, while commercial real estate loan balances represented the largest dollar increase, increasing $31.5 million. This activity is a reversal from the first half of 2004 which saw declines in construction loans.
INVESTMENT SECURITIES
Investment securities available-for-sale are carried at estimated fair value and totaled $17.9 million at June 30, 2005, an increase of $1.4 million or 8.2% from the balance at December 31, 2004. All securities held are classified as available-for-sale.
SHORT-TERM INVESTMENTS
Short-term investments consisting of federal funds and interest bearing deposits in banks totaled $3.5 million, a decrease of 82.6% as compared to December 31, 2004. The proceeds of the Company’s initial public offering have been distributed amongst loan growth, security purchases, and debt reduction.

DEPOSITS
Deposits are the Company’s primary source of funds. Total deposits increased in the first six months of 2005 by 25.6% or $54.4 million to $266.8 million. Non-interest bearing deposits totaled $35 million, an increase of $6.6 million or 23.4% from the previous year end. Interest bearing deposits were $231.8 million, an increase of $47.8 million from December 31, 2004. Of this increase, $6.3 million was attributable to money market accounts and $33.1 million in certificates of deposit. At June 30, 2005 certificates of deposit represented 60.8% of total deposits compared to 60.8% at the previous year end.
OTHER BORROWINGS
Federal Home Loan Advances decreased $15 million or 83.3% to $3 million at June 30, 2005. The Company chose to pay off, without penalty, its adjustable rate credits due August, September, and December of 2006.
STOCKHOLDERS’ EQUITY
Stockholders’ equity at June 30, 2005 was $43.1 million, an increase of $956,000 or 2.3% from December 31, 2004. The increase was due to earnings of $1,651,000, less the dividends paid in March 2005 on the Company’s common stock totaling $293,000 and a $293,000 dividend declared in June for shareholders of record as of July 14th, payable July 29th. The change in the unrealized loss on available-for-sale investment securities was $19,000. Stockholders’ equity was also affected by $109,000 in capitalized costs related to the Company’s initial public offering held in mid-December 2004 as well as the exercise of stock options in May 2005 with an effect of $19,000 on equity.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2005 AND 2004
Net income for the second quarter of 2005 was $853,000 as compared to $497,000 in the second quarter of 2004. The increase in net income is largely comprised of an increase in net interest income of $1 million, from $2.2 million in the second quarter of 2004 to $3.2 million in the second quarter of 2005. The increase in net interest income was partially offset by the recording of a loan loss provision of $225,000 in second quarter 2005 versus $174,000 in second quarter 2004, and an increase in noninterest expense from $1.6 million for the second quarter of 2004 to $2.1 million for the same period in 2005.
The reasons for the increase in net income are the same as those discussed with respect to the six month period. Net interest margin for the second quarter of 2005 was 4.30% compared to 4.27% for the first quarter of 2005. Increases in yields on earning assets have been paced by increases in interest-bearing liabilities.
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
As of June 30, 2005, total loans on nonaccrual status were $943,000 compared to $803,000 at December 31, 2004. The ratio of nonperforming loans to total loans as of these dates was 0.33% and 0.35%, respectively.
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
In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $47.1 million at June 30, 2005, under which $3 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential loan portfolio.
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

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

First State Financial Corporation
Tier 1 capital	$43,257	15.11%	$42,282	18.22%
Total capital	46,231	16.15%	45,009	19.40%
Tier 1 leverage		14.07%		16.72%

First State Bank
Tier 1 capital	43,165	15.08%	41,732	17.99%
Total capital	46,139	16.12%	44,459	19.16%
Tier 1 leverage		14.04%		16.51%
Management believes, as of June 30, 2005, that the Company and the Bank met all capital requirements to which they are subject.

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

(Dollars in thousands)	Interest Rates Decrease		Interest Rates	Interest Rates Increase
	200 BP	100 BP	Remain Constant	100 BP	200 BP

Interest Income	$15,760	$17,070	$18,032	$19,659	$20,907
Interest Expense	4,844	5,472	6,099	6,726	7,354

Net Interest Income	$10,916	$11,598	$11,933	$12,933	$13,553

Change in net income after tax vs. constant rates	$(635)	$(209)		$623	$1,010
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
On April 25, 2005, the Company held an annual meeting of the stockholders for holders of the Common Stock to vote to elect seven persons to the Company’s Board of Directors. The following table sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominee	Votes Cast For	Votes Withheld
Robert Beymer	4,818,727	37,568
Corey Coughlin	4,850,129	6,166
Daniel Harrington	4,847,112	9,183
Marshall Reynolds	4,842,129	14,166
Neal Scaggs	4,848,629	7,666
Robert Shell, Jr.	4,848,612	7,683
Thomas Wright	4,850,129	6,166

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
Exhibit 31.1 — Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005
FIRST STATE FINANCIAL CORPORATION
/s/ Corey J. Coughlin
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Senior Vice President and Chief Financial Officer