Form 10-Q
period 2005-09-30
FIRST STATE FINANCIAL CORP/FL
filed 2005-11-10
CIK 1282582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of November 1, 2005, the registrant had outstanding 5,863,265 shares of common stock.

FIRST STATE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 (unaudited) and December 31, 2004
(Dollar amounts in thousands except share data)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from financial institutions	$7,652	$4,901
Federal funds sold	—	19,951

Cash and cash equivalents	7,652	24,852
Interest bearing deposits in other financial institutions	150	150
Securities, available for sale	18,887	16,577
Loans, net of allowance of $3,180 and $2,727	300,027	224,395
Federal Home Loan Bank stock	868	1,234
Other assets	7,570	6,796

Total Assets	$335,154	$274,004

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$37,483	$28,386
Interest bearing	243,492	183,998

Total deposits	280,975	212,384
Federal funds purchased	2,000	—
Accrued interest payable and other liabilities	1,428	1,466
Federal Home Loan Bank advances & other borrowings	7,101	18,001

Total Liabilities	291,504	231,851

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,863,265 shares issued at September 30, 2005 and 5,856,265 shares issued at December 31, 2004	5,863	5,856
Additional paid-in capital	31,763	31,860
Retained earnings	6,302	4,566
Accumulated other comprehensive (loss)	(278)	(129)

Total Stockholders’ Equity	43,650	42,153

Total Liabilities and Stockholders’ Equity	$335,154	$274,004

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$5,209	$3,365	$13,740	$9,547
Taxable securities	159	126	475	414
Tax exempt securities	22	—	34	—
Federal funds sold and other	19	27	264	65

	5,409	3,518	14,513	10,026

Interest expense
Deposits	1,774	1,125	4,704	3,323
Federal Home Loan Bank advances and other borrowings	80	97	268	237

	1,854	1,222	4,972	3,560

Net Interest Income	3,555	2,296	9,541	6,466
Provision for loan losses	255	199	480	518

Net interest income after provision for loan losses	3,300	2,097	9,061	5,948
Non-interest income
Service charges and other fees	268	228	743	661
Mortgage banking fees	261	145	767	448
Other	12	6	29	23

	541	379	1,539	1,132

Non-interest expense
Salaries and employee benefits	1,432	980	3,884	2,798
Occupancy and equipment	310	264	865	776
Data processing	129	112	377	352
Professional services	49	25	145	77
Stationery and supplies	46	42	120	100
Advertising and marketing	86	38	205	116
Other	246	163	814	512

	2,298	1,624	6,410	4,731

Income before income taxes	1,543	852	4,190	2,349
Income tax expense	579	332	1,575	911

Net Income	$964	$520	$2,615	$1,438

Earnings per share
Basic	$0.16	$0.15	$0.44	$0.43
Diluted	$0.16	$0.15	$0.44	$0.43
Average common shares outstanding
Basic	5,863,265	3,399,040	5,859,701	3,323,989
Diluted	5,899,147	3,412,233	5,885,761	3,339,016
Dividends per share	$0.05	$0.00	$0.15	$0.00
See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands except share data)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income(Loss)	Total
Balance at December 31, 2003	3,086,240	$3,086	$5,651	$2,494	$(121)	$11,110
Comprehensive income:
Net income				1,438		1,438
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					28	28

Total Comprehensive Income						1,466
Exercise of stock options	12,800	13	21			34
Issuance of common stock	300,000	300	1,550			1,850

Balance at September 30, 2004	3,399,040	$3,399	$7,222	$3,932	$(93)	$14,460

Balance at December 31, 2004	5,856,265	$5,856	$31,860	$4,566	$(129)	$42,153
Comprehensive income:
Net income				2,615		2,615
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(149)	(149)

Total Comprehensive Income						2,466
Exercise stock options	7,000	7	12			19
Capitalization of offering costs			(109)			(109)
Cash dividend declared, $.05 per share				(879)		(879)

Balance at September 30, 2005	5,863,265	$5,863	$31,763	$6,302	$(278)	$43,650

Balance at June 30, 2004	3,399,040	$3,399	$7,222	$3,412	$(276)	$13,757
Comprehensive income:
Net income				520		520
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					183	183

Total Comprehensive Income						703

Balance at September 30, 2004	3,399,040	$3,399	$7,222	$3,932	$(93)	$14,460

Balance at June 30, 2005	5,863,265	$5,863	$31,763	$5,631	$(148)	$43,109
Comprehensive income:
Net income				964		964
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(130)	(130)

Total Comprehensive Income						834
Cash dividend declared, $.05 per share				(293)		(293)

Balance at September 30, 2005	5,863,265	$5,863	$31,763	$6,302	$(278)	$43,650

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Nine months ended September 30, 2005 and 2004
(Unaudited)
(Dollar amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$2,615	$1,438
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	480	518
Depreciation, amortization and net changes in other assets and liabilities	(91)	490

Net cash from operating activities	3,004	2,446

Cash flows from investing activities:
Net change in time deposits	—	200
Available-for-sale securities:
Maturities, prepayments and calls	3,431	8,809
Purchases	(6,036)	(4,240)
Loan originations and payments, net	(76,112)	(30,413)
Net (purchase) sale of FHLB stock	366	(150)
Net change in premise and equipment	(575)	(342)

Net cash from investing activities	(78,926)	(26,136)

Cash flows from financing activities:
Net change in deposits	68,591	20,584
Proceeds (repayment) of short-term borrowing	6,100	(8,456)
Repayment of long-term borrowing	(15,000)	15,000
Proceeds from exercise of stock options	19	34
Proceeds from issuance of common stock, net of capitalized costs	(109)	1,850
Cash dividend paid	(879)	—

Net cash from financing activities	58,722	29,012

Net change in cash and cash equivalents	(17,200)	5,322
Beginning cash and cash equivalents	24,852	4,798

Ending cash and cash equivalents	$7,652	$10,120

Supplemental cash flow information
Interest paid	$4,880	$3,577
Income taxes paid, net of refund	1,471	558
See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
NOTE 1 — INTERIM FINANCIAL STATEMENTS
These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year of 2005.
NOTE 2 — STOCK-BASED COMPENSATION
During the quarter ended September 30, 2005, the Corporation did not grant or exercise any stock options. As of September 30, 2005, there were 162,700 options for shares outstanding.
The Corporation reports employee compensation expense under stock options using the intrinsic value method. No stock-based compensation cost is reflected in net income. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using fair value recognition.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$964	$520	$2,615	$1,438
Stock-based compensation expense determined under fair value based method, net of tax	21	2	44	6

Pro forma net income	$943	$518	$2,571	$1,432

Basic earnings per share as reported	$0.16	$0.15	$0.44	$0.43
Pro forma basic earnings per share	0.16	0.15	0.44	0.43
Diluted earnings per share as reported	0.16	0.15	0.44	0.43
Pro forma diluted earnings per share	0.16	0.15	0.44	0.43
In December 2004, the Financial Accounting Standards Board issued FAS 123 revised 2004 (“123R”), Share Based Payment. Under this statement, companies are required to reflect costs associated with employee stock options in their income statements at fair value. In April 2005, the Securities and Exchange Commission amended the date for compliance with 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with this statement beginning with the first interim or annual reporting period beginning on or after June 15, 2005. We will begin reflecting stock option costs under the fair value method beginning January 1, 2006 as required. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $90,000 in 2006 and $52,000 in 2007.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (“FASB”) directed its staff to draft FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management does not anticipate the issuance of the final consensus will have a material impact of the statements of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this report, the terms “we,” “our,” “First State Financial,” “company,” and “corporation” mean First State Financial Corporation and its subsidiary unless the context indicates another meaning. The term “bank” and “First State Bank” mean First State Bank. We intend for this discussion to provide you, the reader, with information that will assist in understanding our financial statements. We will discuss the changes in certain key items in those financial statements and the primary factors that accounted for those changes.
OVERVIEW
We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The bank is committed to growing by:
•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers; and

•	Adhering to sound credit standards and maintaining the continued quality of assets.
Our success in serving our customers is seen in the following increases since the beginning of 2005:
•	A 33.7% increase in net loan production (new loans less repayments);

•	A 32.1% increase in non-interest bearing deposits; and

•	A 32.3% increase in interest bearing deposits.
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate,” and “project.” Forward-looking statements reflect our good-faith evaluation of information currently available. However, such statements are dependent on and can be influenced by, a number of external variables over which we have little or no control. These variables include:
•	the effect of future economic conditions;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral;

•	interest rate risks; and

•	the effects of competition from other commercial banks, thrifts, consumer financial companies, and other financial institutions operating in our market area and elsewhere.
Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. We undertake no obligation to update or revise forward-looking statements.

RESULTS OF OPERATIONS
The table below presents, for the periods indicated, amounts included in our Condensed Consolidated Statements of Income. The percentage change is calculated using actual amounts rounded to the nearest thousand and rounded to the nearest whole percentage.

	Three months ended				Nine months ended
	September 30,				September 30,
			change				change
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%
Interest income	$5,409	$3,518	$1,891	54%	$14,513	$10,026	$4,487	45%
Interest expense	1,854	1,222	632	52%	4,972	3,560	1,412	40%

Net interest income	3,555	2,296	1,259	55%	9,541	6,466	3,075	48%
Provision for loan losses	255	199	56	28%	480	518	(38)	-7%

Net interest income after provision	3,300	2,097	1,203	57%	9,061	5,948	3,113	52%
Non-interest income	541	379	162	43%	1,539	1,132	407	36%
Non-interest expense	2,298	1,624	674	42%	6,410	4,731	1,679	35%

Income before income taxes	1,543	852	691	81%	4,190	2,349	1,841	78%
Income tax expense	579	332	247	74%	1,575	911	664	73%

Net income	$964	$520	$444	85%	$2,615	$1,438	$1,177	82%

To aid in our discussion, the following average balance sheet is presented. This table presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities.

	For the nine months ended September 30,
	2005			2004
(Dollars in thousands)	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates
Assets:
Earnings assets:
Loans (a)	$258,701	$13,740	7.10%	$194,362	$9,547	6.56%
Investment securities	18,620	509	3.65%	15,204	414	3.64%
Other	12,062	264	2.93%	6,392	65	1.36%

Total interest earning assets	289,383	14,513	6.71%	215,958	10,026	6.20%
Non-interest earning assets	12,379			8,945

Total assets	$301,762			$224,903

Liabilities:
Interest bearing liabilities:
NOW accounts	$14,230	$30	0.28%	$14,641	$27	0.25%
Money market	40,184	605	2.01%	20,961	170	1.08%
Savings	9,277	51	0.74%	8,457	20	0.32%
Time deposits	151,860	4,018	3.54%	133,026	3,106	3.12%
Borrowings	8,241	268	4.35%	8,590	237	3.69%

Total interest bearing liabilities	223,792	4,972	2.97%	185,675	3,560	2.56%
Demand deposits	33,666			23,766
Other non-interest bearing liabilities	1,301			1,353

Total non-interest bearing liabilities	34,967			25,119

Stockholders’ equity	43,003			14,109

Total liabilities & stockholders’ equity	$301,762			$224,903

Net Interest Income		$9,541			$6,466

Interest rate spread			3.74%			3.64%
Net interest margin (b)			4.41%			4.00%

(a)	average loans include nonperforming loans

(b)	net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the nine months ended September 30, 2005 and September 30, 2004. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the nine months ended September 30, 2005
	compared to 2004
	Increase (decrease) due to
	change in
			Net
	Average	Average	Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Loans	$3,367	$826	$4,193
Investment securities	93	2	95
Other	87	112	199

Total interest income	3,547	940	4,487

Increase (decrease) in interest expense:
NOW accounts	(1)	4	3
Money market	225	210	435
Savings	2	29	31
Time deposits	470	442	912
Borrowings	(10)	41	31

Total interest expense	686	726	1,412

Total change in net interest income	$2,861	$214	$3,075

We operate in a highly competitive and fast-growing market. This competition is felt in our deposit generation and loan volume. Average net loans grew 33.1%. The annualized yield on those loans increased 54 basis points. Average interest bearing deposits grew 21.7%. The annualized rate paid for those deposits increased 41 basis points. Average total deposits grew 24.1%. Change in net interest income was 93% volume driven.
For the nine months ended September 30, 2005:
Non-interest income is keeping pace with prior periods. Our focus remains with the generation of mortgage banking fees. For the nine months ended September 30, 2005, mortgage banking fees of $767,000 represented 49.8% of non-interest income versus 39.6% for the same time period in 2004.
Non-interest expense has grown as we have grown. From December 31, 2004 to September 30, 2005 our assets have grown 22.3% versus 14.5% growth for the same time period in 2004. For the nine months ended September 30, 2005 compared to 2004, non-interest expense has grown 35.5%. Salaries and Employee Benefits has had the largest effect on non-interest expense. Looking at the components of this category, while salaries have increased 32.7% year to date as a result of a 27% increase in staff, benefits have increased 56.7%. Of the $3.9 million in salary and benefit expense for 2005, $1.1 million represents benefits, compared to $704,000 in benefit expense in 2004. This increase in Benefits is a combination of increased premiums, increased staff, and a reduction in the amount contributed by the employee toward his or her insurance.
Income tax expense for the first nine months of 2005 was $1.6 million for an effective tax rate of 37.6%. For the first nine months of 2004, income tax expense was $911,000 for an effective tax rate of 38.9%.

For the three months ended September 30, 2005:
The growth in interest income and interest expense for the third quarter of 2005 was an equal result of volume growth and rising interest rates. Average earning assets grew 3.4% for the third quarter while average interest-bearing deposits grew 2.6%. To compensate for this shortfall, we have turned to other sources of short-term borrowing. Annualized yields on average earning assets grew 19 basis points while annualized yields on average interest-bearing liabilities (deposits and borrowings) grew 7 basis points.
The main component of non-interest income is mortgage banking fees. For the third quarter of 2005, $261,000 in mortgage banking fees represented 48.2% of non-interest income versus 38.3% for the same time period in 2004. Mortgage banking fees were $253,000 in the second quarter of 2005.
As mentioned in the above discussion of the nine month activity, Salaries and Employee Benefits represented the largest increase in third quarter non-interest expense. This item increased $206,000 in the third quarter versus the second quarter of 2005. 56.8% of that increase was for salaries and 43.2% for benefits. All of the other components of non-interest expense have stayed level quarter to quarter.
FINANCIAL CONDITION

			change
(Dollars in thousands)	September 30, 2005	December 31, 2004	$	%
Cash	$7,802	$25,002	$(17,200)	(69%)
Investments	18,887	16,577	2,310	14%
Loans — gross	304,497	227,929	76,568	34%
net deferred fees	(1,290)	(807)	(483)	(60%)
Allowance for loan loss reserve	(3,180)	(2,727)	(453)	(17%)
Other	8,438	8,030	408	5%

Total Assets	$335,154	$274,004	$61,150	22%

Non-interest bearing deposits	$37,483	$28,386	$9,097	32%
Interest bearing deposits	243,492	183,998	59,494	32%
Borrowings	9,101	18,001	(8,900)	(49%)
Other	1,428	1,466	(38)	(3%)
Stockholders’ equity	43,650	42,153	1,497	4%

Total Liabilities and Stockholders’ equity	$335,154	$274,004	$61,150	22%

The balance sheet shows our strong growth in loans and deposits and our commitment to funding a productive mix of assets. Gross loans grew $76.6 million as deposits grew $68.6 million. Cash declined $17.2 million as it was deployed to:
•	reduce outstanding borrowings by $8.9 million;

•	increase the investment portfolio $2.3 million; and

•	pay quarterly dividends of $879,000.
Our liquidity has also been affected by our loan growth outpacing deposit growth. This accounted for $7.5 million in the decline in cash.
ASSET QUALITY
LOAN PORTFOLIO and ADEQUACY of the ALLOWANCE FOR LOAN LOSSES

We believe the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial conditions or results of operations is a reasonable likelihood.

We manage the risk characteristics of the entire loan portfolio in an effort to maintain an adequate allowance for loan losses and identify problem loans so that the risks in the portfolio can be identified on a timely basis. We perform a periodic analysis of risk factors that includes:
•	the primary sources of repayment on individual loans;

•	liquidity and financial condition of borrowers and guarantors; and

•	the adequacy of collateral.
Loans subject to individual review are analyzed and segregated by risk according to our internal risk rating scale. We also consider:
•	the character of the loan portfolio;

•	changes in nonperforming and past-due loans;

•	historical loss experience;

•	concentrations of loans to specific borrowers and industries;

•	general and regional economic conditions; and

•	other factors existing at the determination date.
Although credit policies are designed to minimize risk, we recognize that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.
As of September 30, 2005, the allowance for loan losses reached $3.2 million, up $206,000 (7%) from the second quarter of 2005 and up $453,000 (17%) from December 31, 2004. The ratio of the loan loss allowance to total loans outstanding of 1.04% was down one basis point from June 30, 2005 and down 15 basis points from nine months earlier. We have consciously reduced our percentage of reserve to loans as expected losses from the 2004 hurricane season did not materialize. Considering the tremendous growth in the loan portfolio, both in size and quality, we cautiously manage the level of reserve, taking into consideration external economic factors as well as those factors mentioned above.
NONPERFORMING ASSETS
It is our policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal and interest is past due 90 days or more unless we determine the principal and interest on the loan is well collateralized and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.
As of September 30, 2005, total loans on nonaccrual status were $902,000, representing 0.30% of total loans. There were $803,000 of loans on nonaccrual status at December 31, 2004. This represented 0.35% of total loans on that date.
LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. We manage the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs.
In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home

Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to its regulators. The credit availability approximated $50.3 million at September 30, 2005, under which $7.1 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential loan portfolio.
CAPITAL RESOURCES
We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

		Well-	September 30, 2005		December 31, 2004
(Dollars in thousands)	Minimum	capitalized	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$43,928	14.35%	$42,282	18.22%
Total capital	8.0%	10.0%	47,108	15.39%	45,009	19.40%
Tier 1 leverage	4.0%	5.0%		13.81%		16.72%

First State Bank
Tier 1 capital	4.0%	6.0%	43,858	14.32%	41,732	17.99%
Total capital	8.0%	10.0%	47,038	15.36%	44,459	19.16%
Tier 1 leverage	4.0%	5.0%		13.79%		16.51%
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks in the normal course of conducting our business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. We established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for:
•	approving asset/liability policies;

•	formulating and implementing strategies to improve balance sheet and income statement positioning; and

•	monitoring the interest rate sensitivity.
We manage our interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and take into consideration factors such as:
•	maturities;

•	reinvestment rates;

•	prepayment speeds;

•	repricing limits;

•	decay rates; and

•	other factors.
The results are compared to risk tolerance limits set by ALCO policy. Based on our most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity were well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

Projections for the next twelve months are as follows:

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200 BP
Interest Income	$15,225	$16,636	$18,032	$19,382	$20,726
Interest Expense	4,490	5,294	6,099	6,904	7,708

Net Interest Income	$10,735	$11,342	$11,933	$12,478	$13,018

Change in net income after tax vs. constant rates	$(747)	$(369)		$340	$677
Item 4. CONTROLS AND PROCEDURES
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer evaluated those controls and procedures in place as of the end of the period covered by this report. They concluded that our disclosure controls and procedures were adequate. No significant deficiencies or material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data have been identified. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our Chief Executive Officer and Chief Financial Officer.
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
None
Item 6. EXHIBITS
Exhibit 31.1 — Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32 — Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 99 — First State Financial Corporation Announces Second Quarter 2005 Earnings

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2005

FIRST STATE FINANCIAL CORPORATION
/s/ Corey J. Coughlin

President and Chief Executive Officer

/s/ Dennis Grinsteiner

Senior Vice President and Chief Financial Officer