Form 10-K
period 2005-12-31
FIRST STATE FINANCIAL CORP/FL
filed 2006-03-10
CIK 1282582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

(Registrant’s telephone number, including area code)
941-929-9000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $1 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No

The aggregate market value of common stock of the issuer held by non-affiliates of the issuer (4,240,052 shares) on June 30, 2005 was approximately $53,000,000. This calculation was based on the closing price of the common equity on June 30, 2005.

There were 5,863,625 shares of the issuer’s common stock issued and outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Annual Report to Shareholders of First State Financial Corporation for the fiscal year ended December 31, 2005 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2006 are incorporated by reference into Part III.

ii

PART I

Item 1.  Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	general economic conditions, either nationally or regionally and especially in primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

First State Financial Corporation

First State Financial Corporation (the “Company,” “we,” “our”) was incorporated under the laws of the State of Florida on August 13, 1997. We are a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned subsidiary and principal asset is First State Bank (the “Bank”), a state banking association.

The Bank is engaged in community-oriented commercial and retail banking, focusing on the needs of individuals and small-to medium-sized businesses in the West Central region of Florida. Our primary source of earnings is derived from income generated by our ownership and operation of the Bank. Unless the context otherwise requires, references herein to the Company includes the Company and the Bank on a consolidated basis.

The Company is a legal entity separate and distinct from the Bank, and there are various legal limitations on the ability of the Bank to finance or otherwise supply funds to the Company. In particular, under federal banking law, the Bank may not declare a dividend that exceeds undivided profits. In addition, the approval of the Federal Reserve Bank of Atlanta (“Atlanta FRB”) and Florida Office of Financial Regulation (“Florida Office”) is required if the total amount of all dividends declared in a calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained profits for the preceding two years. The Atlanta FRB and the Florida Office also have the authority to limit further the payment of dividends by the Bank under certain circumstances.

First State Bank

The Bank is operated as a network of community bank branches, with three branches located in Sarasota County and three branches located in Pinellas County. The Bank primarily focuses on providing personalized banking services to small to medium-sized businesses and individuals within the market areas where our banking offices are located. We believe this local market strategy enables the Bank to attract and retain low cost core deposits, which provide substantially all of the Bank’s funding requirements.

Deposit products include certificates of deposit, checking and other demand deposits, NOW accounts, savings accounts, and money market accounts. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum limits permitted by law. The Bank also offers ATM cards through membership in the STAR and CIRRUS ATM networks. We believe that by being associated with shared networks of ATMs, we can better serve our customers who are accustomed to the convenience of using ATMs.

Other services offered by the Bank include safe deposit boxes, wire transfers, direct deposit of payroll and social security payments, night depository, travelers’ checks, banking by mail and the internet. The Bank does not presently provide fiduciary or appraisal services.

The Bank conducts commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by it offices and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and real estate loans, including commercial loans collateralized by real estate.

We consider the general business of retail banking to be our only operating segment.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loans, credit unions, and other financial service companies operating in the West Central region of Florida. As of June 30, 2005 (the most recent date for deposit data compiled by the FDIC), there were approximately 172 banking offices representing 36 financial institutions operating in Sarasota County holding over $11 billion in deposits. In Pinellas County, there were approximately 320 offices representing 35 financial institutions holding over $18.4 billion in deposits. We believe that our community bank focus, with our emphasis on service to small- to medium-sized businesses, individuals, and professional concerns, gives us opportunities in these markets. Nevertheless, a number of these competitors are well established in the West Central region. Most of them have substantially greater resources and lending limits than we have and offer services that we do not currently provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Risk Factors

We may encounter unexpected financial and operating problems due to our rapid growth.

Our total assets have grown from $147.4 million as of December 31, 2001 to $372.7 million as of December 31, 2005. The largest contributor to our growth has been the expansion of our loan portfolio. Although we believe that we have implemented appropriate internal policies and procedures to handle this growth, our rapid growth may result in pressure on our capital requirements as we seek to maintain our “well-capitalized” designation.

Our growth strategy may not be successful.

As a strategy, we have sought to increase the size of our franchise through rapid growth and by aggressively pursuing business development opportunities. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms. Our ability to grow externally will depend on a variety of factors including the availability of desirable acquisition and business opportunities, and our ability to integrate acquisitions into our growth strategy.

Losses from loan defaults may exceed the allowance we establish for that purpose.

Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance reflects our best estimate of probable losses in the loan portfolio at the relevant balance sheet date. The estimation process is an inherently difficult one and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses and future provisions for loan losses may adversely affect our earnings.

We do not have employment or noncompete agreements with our employees.

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. None of our employees are parties to an employment or noncompete agreement. If we were to lose any key employee, temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors.

Our exposure to credit risk is increased by our commercial real estate and commercial business lending.

Commercial real estate and commercial business lending generally involve higher credit risks than single-family residential or consumer lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers. At December 31, 2005, we had a balance of $186.6 million in commercial real estate loans and $54.9 million in commercial business loans. Considering our entire loan portfolio is $339.5 million, these loans represent over 70% of our portfolio.

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends more on successful development of their properties. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. The borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

Commercial business loans are typically based on the borrower’s ability to repay the loans from the cash flow of the business. Such loans involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, and fluctuate in value based on the success of the business.

Certain provisions of Florida law may discourage or prevent a takeover of our company and result in a lower market price for our common stock.

Florida laws, as well as certain federal regulations, contain anti-takeover provisions that apply to us. While these provisions may offer us flexibility in managing our business, they could discourage potential buyers from seeking to acquire us, even though certain shareholders may wish to participate in such a transaction. These provisions could adversely affect the market price of our common stock.

Employees

At December 31, 2005, the Company and the Bank together employed 89 full-time employees and 4 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available information

A copy of our Annual Report on Form 10-K along with copies of our other periodic reports required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge from the Company upon written request to Marion DeLay, Corporate Secretary, First State Financial Corporation, 22 South Link Ave., Sarasota, FL 34236, or you may contact Ms. DeLay through the Investor Relations section of the Company’s website at www.firststatefl.com. (Reference to the Company’s website in this

Annual Report on Form 10-K does not in any way incorporate information contained in such website into this report.)

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Sarbanes-Oxley Act of 2002:  In 2002 the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted which mandates a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a Public Company Accounting Oversight Board (“PCAOB”) which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and is funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts performance of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client requires preapproval by the Company’s audit committee members. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, the Company’s counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent, under the securities laws and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition all SEC reporting companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

It is unlawful for any person who is not a registered public accounting firm (“RPAF”) with the PCAOB to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act requires the RPAF that issues the audit report to attest to management’s assessment of and report on the Company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

USA Patriot Act of 2001:  The USA Patriot Act of 2001 is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot

Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21:  Enacted in 2003, the Check Clearing for the 21st Century Act, also known as Check 21, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	Allows check truncation without making it mandatory;

•	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

•	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

The Gramm-Leach-Bliley Act:  The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies.

The Bank Holding Company Act:  Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

•	Banking and managing or controlling banks;

•	Furnishing services to or performing services for its subsidiaries; and

•	Engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. The regulations provide a procedure to challenge the control presumption.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;

•	engaging in certain insurance and discount brokerage activities;

•	performing certain data processing services;

•	acting in certain circumstances as a fiduciary or investment or financial adviser;

•	owning savings associations; and

•	making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board imposes certain capital requirements on us under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to us. We are also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

FDIC Improvement Act:  Among other things, the FDIC Improvement Act (“the FDICIA”) provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 2005, the Bank met the definition of a “well capitalized” institution.

The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be “undercapitalized”. “Undercapitalized” depository institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The FDICIA further requires an increase in the frequency of “full-scope, on-site” examinations and expands audit requirements. In addition, federal bank regulatory agencies are required to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles.

Pursuant to the FDICIA, the FRB and the other federal bank regulatory agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines also require that the institution’s real estate policy require proper loan documentation and that it establish prudent underwriting standards.

The FDICIA also contains the Truth in Savings Act. The purpose of the Truth in Savings Act is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

The FDICIA also amended the prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a “well capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under implementing regulations, “well capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while “undercapitalized” banks may not accept brokered deposits. The regulations contemplate that the definitions of “well capitalized”, “adequately capitalized”, and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the FDICIA (as described above).

The Bank is subject to the provisions of FDICIA relating to internal controls. These provisions require that the Bank document and test its internal control structure and report on it on an annual basis. As of December 31, 2005, the Bank complied with all applicable sections of the regulation and reported as required in 2005.

Payment of Dividends:  The Bank is subject to legal limitations on the frequency and amount of dividends paid to us. The FRB or the FDIC may restrict the ability of a bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

In addition, Florida law places certain restrictions on the declaration of dividends from state-chartered banks to their holding companies. Pursuant to the Florida Banking Code, the Board of Directors of a state-chartered bank, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare a dividend of up to the aggregate of net profits of that period, combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss, or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Office or a federal regulatory agency.

Capital Regulations:  The FRB and FDIC have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and account for off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our bank or our holding company is subject to higher capital requirements.

The FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To quality as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;

•	raise additional capital;

•	restrict their growth, deposit interest rates, and other activities;

•	improve their management;

•	eliminate management fees; or

•	divest themselves of all or a part of their operations.

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.	Properties

Executive and administrative offices of First State Financial Corporation and First State Bank are located at 22 South Links Avenue, Sarasota, Florida 34236. The Bank also owns and operates the following branch offices:

•	5700 Clark Road, Sarasota, Florida 34233 (a one story building of approximately 4,737 square feet);

•	7555 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33702 (a two story building of approximately 10,100 square feet);

•	2823 4th Street North, St. Petersburg, Florida 33704 (a one story building of approximately 2,100 square feet);

•	and 7101 Park Street North, Seminole, Florida 33777 (a one story building of approximately 2,544 square feet).

The Bank leases a banking office at 2323 Stickney Point Road, Sarasota, Florida 34231. This branch consists of approximately 6,700 square feet and is leased for a period until May 31, 2007 (which includes renewal options). The Bank will begin occupying in January 2006, 5,283 square feet on the second floor of its offices located at 22 South Links Avenue, Sarasota, Florida 34236. This space is leased for a period of five years and expires December 31, 2010. Additional information relating to our lease commitments is set forth in Note 4 of the Company’s Annual Report and is incorporated herein by reference. The condition of all properties is considered good and all are adequately covered by insurance.

Item 3.	Legal Proceedings

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. We do not believe that there is any pending or threatened proceeding against First State Financial Corporation or First State Bank which, if determined adversely, would have a material adverse effect on our consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of First State Financial Corporation security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information required to be reported under this item is set forth in the section entitled “Capital” within the Management Discussion and Analysis of the Company’s 2005 Annual Report and is incorporated herein by reference.

Item 6.	Selected Financial Data

Information required to be reported under this item is set forth in the table entitled, “Selected Financial Data” in the Company’s 2005 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required to be reported under this item is set forth in the Management Discussion and Analysis section of the Company’s 2005 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required to be reported under this item is set forth in the section entitled “Asset/Liability Management and Interest Rate Risk” of the Company’s 2005 Annual Report and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required to be reported under this item is set forth in the Financial Statements of the Company’s 2005 Annual Report and is incorporated by herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of those controls and procedures performed within 90 days of the filing of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive Officer and Chief Financial Officer.

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be reported under this item is set forth in the sections titled “Election of Directors,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be reported under this item is set forth in the section entitled “Executive Compensation” of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be reported under this item is set forth in the sections entitled “Stock Ownership Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required to be reported under this item is set forth in the section entitled “Certain Relationships and Related Transactions” of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be reported under this item is set forth in the section entitled “Selection of Independent Registered Certified Public Accounting Firm” of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial statements:

Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company’s financial statements contained in the Company’s 2005 Annual Report attached as Exhibit 13.1 to this report.

2. Financial statement schedules:

The financial statement schedules are either included in the financial statements or are not applicable.

3. Exhibits:

3.1	Articles of Incorporation, as amended, of the Company. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement on Form S-1, No. 333-119800 (“Registration Statement”).
3.2	By-Laws incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.
4.1	Specimen Common Stock Certificate incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.
10.2	First State Financial Corporation 2004 Stock Plan. Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-124835.
10.3	Standard Office Building Lease between Win Properties, Inc. and First State Bank of Sarasota, dated March 17, 1995. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.
10.4	Promissory Note between First State Financial Corporation and Independent Bankers’ Bank of Florida and related Business Loan Agreement and Commercial Pledge Agreement, dated April 30, 2004. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.
10.5	Standard Office Building Lease between Links Associates, Ltd. and First State Bank, dated September 20, 2005.
11.1	Computation of Earnings Per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth in Note 8 of the Company’s 2005 Annual Report and is incorporated herein by reference.
13.1	2005 Annual Report to Shareholders of First State Financial Corporation. Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed “filed” as part of such Form 10-K attached herewith.
14.1	Code of Ethics incorporated by reference to the comparable exhibit number in the Company’s 2004 Report on Form 10-K.
21.1	List of subsidiaries.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE FINANCIAL CORPORATION

/s/  Corey J. Coughlin
President and Chief Executive Officer

/s/  Dennis Grinsteiner
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 10, 2006.

Signatures	Title

/s/ Corey J. Coughlin Corey J. Coughlin	President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert H. Beymer Robert H. Beymer	Director

/s/ Daniel Harrington Daniel Harrington	Director

/s/ Marshall Reynolds Marshall Reynolds	Director

/s/ Neal Scaggs Neal Scaggs	Chairman of the Board and Director

/s/ Robert L. Shell, Jr. Robert L. Shell, Jr.	Director

/s/ Thomas W. Wright Thomas W. Wright	Director

EXHIBIT INDEX

Exhibit
No.

10.5	Standard Office Building Lease between Links Associates, Ltd. and First State Bank, dated September 20, 2005
13.1	First State Financial Corporation 2005 Annual Report
21.1	List of subsidiaries
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002