Form 10-Q
period 2006-03-31
FIRST STATE FINANCIAL CORP/FL
filed 2006-05-05
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2006, the registrant had outstanding 5,863,265 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 (unaudited) and December 31, 2005

(Dollar amounts in thousands except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$6,269	$5,883
Federal funds sold	—	362

Cash and cash equivalents	6,269	6,245
Interest bearing deposits in other financial institutions	150	150
Securities, available for sale	23,482	20,361
Loans, net of allowance of $3,552 and $3,397	358,017	334,594
Federal Home Loan Bank stock	1,330	1,178
Premise and equipment, net	4,634	4,596
Accrued interest and other assets	7,789	5,565

Total Assets	$401,671	$372,689

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$47,465	$44,574
Interest-bearing checking	15,622	16,240
Money market	36,300	48,147
Savings	26,803	13,548
Time	211,561	190,116

Total deposits	337,751	312,625
Accrued interest payable and other liabilities	1,989	1,579
Federal Home Loan Bank advances & other borrowings	16,624	14,001

Total Liabilities	356,364	328,205

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,863,265 shares issued	5,863	5,863
Additional paid-in capital	31,802	31,763
Retained earnings	8,037	7,231
Accumulated other comprehensive income (loss)	(395)	(373)

Total Stockholders’ Equity	45,307	44,484

Total Liabilities and Stockholders’ Equity	$401,671	$372,689

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

(Dollar amounts in thousands except per share data)

	2006	2005
Interest and Dividend Income
Loans, including fees	$6,654	$3,935
Taxable securities	163	153
Tax exempt securities	59	3
Federal funds sold and other	23	130

	6,899	4,221
Interest expense
Deposits	2,523	1,269
Federal Home Loan Bank advances and other borrowings	132	134

	2,655	1,403

Net Interest Income	4,244	2,818
Provision for loan losses	375	—

Net interest income after provision for loan losses	3,869	2,818
Non-interest income
Service charges and other fees	296	229
Mortgage banking fees	322	252
Other	38	7

	656	488
Non-interest expense
Salaries and employee benefits	1,639	1,226
Occupancy and equipment	370	266
Data processing	139	122
Professional services	50	36
Stationery and supplies	40	37
Advertising and marketing	98	76
Other	334	250

	2,670	2,013

Income before income taxes	1,855	1,293
Income tax expense	697	496

Net Income	$1,158	$797

Earnings per share
Basic	$0.20	$0.14
Diluted	$0.20	$0.14
Average common shares outstanding
Basic	5,863,265	5,856,265
Diluted	5,910,472	5,878,387
Dividends per share	$0.06	$0.05

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006 and 2005

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2004:	5,856,265	$5,856	$31,860	$4,566	$(129)	$42,153
Comprehensive income:
Net income				797		797
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(181)	(181)

Total Comprehensive Income						616
Capitalization of offering costs			(109)			(109)
Cash dividend declared, $.05 per share				(293)		(293)

Balance at March 31, 2005	5,856,265	$5,856	$31,751	$5,070	$(310)	$42,367

Balance at December 31, 2005:	5,863,265	$5,863	$31,763	$7,231	$(373)	$44,484
Comprehensive income:
Net income				1,158		1,158
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(22)	(22)

Total Comprehensive Income						1,136
Compensation costs under SFAS 123R			39			39
Cash dividend declared, $.06 per share				(352)		(352)

Balance at March 31, 2006	5,863,265	$5,863	$31,802	$8,037	$(395)	$45,307

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Three Months Ended March 31, 2006 and 2005

(Unaudited)

(Dollar amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$1,158	$797
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	375	—
Depreciation	60	88
Net amortization of securities	15	22
Net change in:
Other assets	(2,211)	(240)
Accrued expenses and other liabilities	449	(67)

Net cash from operating activities	(154)	600

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	553	1,415
Purchases	(3,724)	(2,201)
Loan originations and payments, net	(23,798)	(24,095)
Net (purchase) sale of FHLB stock	(152)	326
Net change in premise and equipment	(98)	(117)

Net cash from investing activities	(27,219)	(24,672)

Cash flows from financing activities:
Net change in deposits	25,126	32,713
Net change in short-term borrowing	2,623	—
Repayment of long-term borrowing	—	(10,000)
Proceeds from issuance of common stock, net of capitalized costs	—	(109)
Cash dividend paid	(352)	(293)

Net cash from financing activities	27,397	22,311

Net change in cash and cash equivalents	24	(1,761)
Beginning cash and cash equivalents	6,245	24,852

Ending cash and cash equivalents	$6,269	$23,091

Supplemental cash flow information
Interest paid	$2,628	$1,361
Income taxes paid	230	496

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year of 2006.

NOTE 2 – STOCK-BASED COMPENSATION

First State Financial Corporation’s 2004 Stock Plan, which is shareholder approved, permits the grant of share options for up to 500,000 shares of common stock. Under the terms of the plan, the option price is not less than the fair market value of the common stock on the date of grant. Share awards generally vest over five years and have a ten year contractual term. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plan).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Because the Company’s stock has not been traded publicly long enough to produce a reliable volatility estimate, a peer-group index is used. Expected term is based on a calculation provided for by the Securities and Exchange Commission’s Staff Accounting Bulletin 107 which recognizes a lack of historical data and offers a simplified method of computing expected term. The risk-free rate of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

During the quarter ended March 31, 2006, the Company granted 28,000 stock options. The fair value of the options granted in the first quarter of 2006 was $3.17 per option. This value was estimated as of the date of the grant using the following assumptions: dividend yield 1.29%, expected volatility 10.809%, risk-free interest rate 4.61%, and expected life of 6.5 years. No options were granted during the first quarter of 2005.

A summary of share option activity under the Plan as of March 31, 2006 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2005	160,000	$9.68
Granted	28,000	15.50
Exercised	0
Forfeited or expired	0

Options outstanding, March 31, 2006	188,000	$10.51	8.3	$452

Options exercisable, March 31, 2006	40,100	$4.62	5.6	$1,011

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the first quarter of 2006 is as follows:

	Number Of Shares	Weighted-average Grant date Fair Value ($)
Nonvested at December 31, 2005	121,500	$9.68
Granted	28,000	15.50
Vested	(1,600)	4.00
Forfeited or expired	0	—

Nonvested at March 31, 2006	147,900	$12.11

Total fair value of the shares vested during the first quarter of 2006 was $25,000.

Prior to January 1, 2006, the Company reported employee compensation expense under stock options using the intrinsic value method. No stock-based compensation cost was reflected in net income. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. On March 31, 2005, the Company reported net income of $797,000. Stock-based compensation expense determined under the fair value method, net of tax, represented $1,000, resulting in a pro forma net income for the first quarter of 2005 of $796,000. Reported earnings per share, as well as pro forma earnings per share, were 14 cents. Reported diluted earnings per share, as well as pro forma diluted earnings per share, were also 14 cents.

For the first quarter of 2006, $39,000 in compensation cost related to the Company’s stock option plan was recorded in net income. As of March 31, 2006, $236,000 in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.8 years. All stock option compensation costs recognized in the first quarter of 2006 related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 3 – LOANS

Major classifications of loans are as follows (in thousands):

	March 31, 2006	December 31, 2005
Commercial	$51,268	$54,923
Real estate:
Residential	44,035	44,106
Commercial	208,218	186,578
Construction	48,159	45,084
Consumer and other	11,596	8,849

	363,276	339,540
Less: deferred loan fees, net	(1,707)	(1,549)
allowance for loan losses	(3,552)	(3,397)

Total loans, net	$358,017	$334,594

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the quarters ending
	March 31, 2006	March 31, 2005
Balance, beginning of period	$3,397	$2,727
Provision charged to operations	375	—
Loans charged off	(228)	(12)
Recoveries	8	24

Balance, end of period	$3,552	$2,739

Impaired loans were as follows (in thousands):

	March 31, 2006	December 31, 2005
Loans with no allocated allowance for loan losses	$304	$25
Loans with allocated allowance for loan losses	4,785	4,707

	$5,089	$4,732

Amount of the allowance for loan losses allocated	$1,240	$1,288

Item 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, the terms “we,” “our,” “First State Financial,” “company,” and “corporation” mean First State Financial Corporation and its subsidiary unless the context indicates another meaning. The terms “bank” and “First State Bank” mean First State Bank. We intend for this discussion to provide you, the reader, with information that will assist in understanding our financial statements. We will discuss the changes in certain key items in those financial statements and the primary factors that accounted for those changes.

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The bank is committed to growing by:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers; and

•	Adhering to sound credit standards and maintaining the continued quality of assets.

Our success in serving our customers is seen in the following increases since the beginning of 2006:

•	A 7.0% increase in net loan production (new loans less repayments);

•	A 6.5% increase in non-interest bearing deposits; and

•	A 8.3% increase in interest bearing deposits.

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

Forward-looking statements are not, and should not be relied upon as a guaranty of future performance or results. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. We undertake no obligation to update or revise forward-looking statements.

RESULTS OF OPERATIONS for the THREE MONTHS ENDED MARCH 31, 2006

The table below presents, for the periods indicated, amounts included in our Condensed Consolidated Statements of Income. The percentage change is calculated using actual amounts rounded to the nearest thousand and rounded to the nearest whole percentage.

	Three months ended March 31,
			change
(Dollars in thousands)	2006	2005	$	%
Interest income	$6,899	$4,221	$2,678	63%
Interest expense	2,655	1,403	1,252	89%

Net interest income	4,244	2,818	1,426	51%
Provision for loan losses	375	—	375	n/a

Net interest income after provision	3,869	2,818	1,051	37%
Non-interest income	656	488	168	34%
Non-interest expense	2,670	2,013	657	33%

Income before income taxes	1,855	1,293	562	43%
Income tax expense	697	496	201	41%

Net income	$1,158	$797	$361	45%

To aid in our discussion, the following average balance sheet is presented. This table presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities.

	For the three months ended March 31,
	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earnings assets:
Loans (1)	$342,473	$6,654	7.88%	$229,427	$3,935	6.96%
Investment securities, taxable	15,747	163	4.19%	17,676	153	3.51%
Investment securities, non-taxable (2)	5,611	81	5.83%	330	4	5.03%
Other	2,078	23	4.40%	19,971	130	2.64%

Total interest earning assets	365,909	6,920	7.67%	267,404	4,221	6.40%
Non-interest earning assets	15,541			12,118

Total assets	$381,450			$279,522

Liabilities:
Interest bearing liabilities:
NOW accounts	$16,415	$34	0.83%	$14,017	$9	0.26%
Money market	40,851	301	2.99%	37,034	179	1.96%
Savings	21,145	125	2.39%	8,609	10	0.47%
Time deposits	205,186	2,063	4.08%	131,426	1,071	3.30%
Borrowings	10,697	132	5.02%	13,444	134	4.04%

Total interest bearing liabilities	294,294	2,655	3.66%	204,530	1,403	2.78%
Demand deposits	40,057			30,981
Other non-interest bearing liabilities	1,984			1,594

Total non-interest bearing liabilities	42,041			32,575

Stockholders’ equity	45,115			42,417

Total liabilities & stockholders’ equity	$381,450			$279,522

Net Interest Income		$4,266			$2,818

Net Interest Margin (3)			4.73%			4.28%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the three months ended March 31, 2006 and March 31, 2005. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the three months ended March 31, 2006 compared to 2005
	Increase (decrease) due to change in		Net Increase (Decrease)
(Dollars in thousands)	Average Volume	Average Rate
Increase (decrease) in interest income:
Loans	$2,142	$577	$2,719
Investment securities, taxable	(18)	28	10
Investment securities, non-taxable (1)	76	1	77
Other	(161)	54	(107)

Total interest income	2,039	660	2,699

Increase (decrease) in interest expense:
NOW accounts	2	23	25
Money market	20	102	122
Savings	30	85	115
Time deposits	700	292	992
Borrowings	(30)	28	(2)

Total interest expense	722	530	1,252

Total change in net interest income	$1,317	$130	$1,447

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings. Net interest income is comprised of interest income, and loan-related fees, less interest expense. Net interest income is affected by numerous factors, including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities, as well as interest rate fluctuations. For purposes, of this discussion, net interest income has been adjusted to a fully tax-equivalent basis which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to income taxes.

Net interest income for the first quarter of 2006, was $4.3 million compared to $2.8 million for the comparable period of 2005. This represents a $1.4 million increase or 51.4%. The increases in interest income and interest expense for the first quarter of 2006 were primarily driven by volume growth. Average earning assets grew 36.8% for the first quarter of 2006 over the first quarter of 2005, from $267.4 million to $365.9 million, with the yield on average earning assets increasing 127 basis points. Average interest bearing liabilities (deposits and borrowings) grew 43.9% for the first quarter of 2006 over 2005, from $204.5 million to $294.3 million, with the yield increasing 88 basis points.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2006 was $656,000. For the same period of 2005, non-interest income was $488,000. Service charges and other fees increased $67,000, from $229,000 in the first quarter of 2005 to $296,000 in the first quarter of 2006. The majority of this increase was in overdraft fees and consumer loan fees. We also continue our focus on mortgage banking fees. These fees were $322,000 for the first quarter of 2006 versus $252,000 in the comparable quarter of 2005.

NON-INTEREST EXPENSE

For the first quarter of 2006, non-interest expense was $2.7 million, an increase of $657,000 over the first quarter of 2005. Salaries and Employee Benefits represented the largest increase in first quarter non-interest expense. This item increased $413,000 in the first quarter versus the first quarter of 2005. 65.6% of that increase was for salaries and 34.4% for benefits. This is a result of an increase of twelve staff positions as well as normal salary increases. In January 2006 we began leasing the second floor of our headquarters as well as occupying the second floor of the Gateway branch, which is owned. This activity has caused Occupancy and Equipment to increase from $266,000 in the first quarter of 2005 to $370,000 in the first quarter of 2006.

INCOME TAXES

For the quarter ended March 31, 2006 and 2005, the Company recorded income tax expense of $697,000 and $496,000, respectively. Accordingly, our effective tax rates were 37.6% and 38.4% for 2006 and 2005 respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

			change
(Dollars in thousands)	March 31, 2006	December 31, 2005	$	%
Cash	$6,419	$6,395	$24	1%
Investments	23,482	20,361	3,121	15%
Loans – gross	363,276	339,540	23,736	7%
net deferred fees	(1,707)	(1,549)	(158)	10%
Allowance for loan loss reserve	(3,552)	(3,397)	(155)	5%
Other	13,753	11,339	2,414	21%

Total Assets	$401,671	$372,689	$28,982	8%

Non-interest bearing deposits	$47,465	$44,574	$2,891	6%
Interest bearing deposits	290,286	268,051	22,235	8%
Borrowings	16,624	14,001	2,623	19%
Other	1,989	1,579	410	26%
Stockholders’ equity	45,307	44,484	823	2%

Total Liabilities and Stockholders’ equity	$401,671	$372,689	$28,982	8%

The balance sheet shows our growth in loans and deposits and our commitment to funding a productive mix of assets. Gross loans grew $23.7 million (from $339.5 million at December 31, 2005 to $363.3 million at March 31, 2006) as deposits grew $25.1 million (from $312.6 million to $337.8 million). We continued to expand our securities portfolio with the purchase of $3.7 million in new investments during the first quarter of 2006. To fund the above activity, we increased short-term borrowings by $2.6 million.

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

As of March 31, 2006, the allowance for loan losses was $3.6 million, up $154,000 (4.5%) from December 31, 2005. This increase consists of additional provision of $375,000, recoveries of $8,000 and charge-offs of $228,000. The increased provision over the first quarter of the prior year was primarily due to loan growth as well as a charge off of a $220,000 commercial loan in the first quarter of 2006. The decision to charge off the loan was made as the ability for the borrower to repay the principal was significantly reduced in the first quarter.

The ratio of the loan loss allowance to total loans outstanding of 0.98% was down two basis points from December 31, 2005. Considering the tremendous growth in the loan portfolio, both in size and quality, we cautiously manage the level of reserve, taking into consideration external economic factors as well as those factors mentioned above.

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

As of March 31, 2006, total loans on nonaccrual status were $1.0 million, representing 0.29% of total loans. There was $1.1 million of loans on nonaccrual status at December 31, 2005. This represented 0.32% of total loans on that date.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. We manage the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to its regulators. The credit availability approximated $60.2 million at March 31, 2006, under which $13 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential loan portfolio.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

	Minimum	Well- capitalized	March 31, 2006		December 31, 2005
(Dollars in thousands)			Amount Ratio		Amount Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$45,701	12.39%	$44,856	13.13%
Total capital	8.0%	10.0%	49,252	13.36%	48,253	14.13%
Tier 1 leverage	4.0%	5.0%		11.98%		12.54%

First State Bank
Tier 1 capital	4.0%	6.0%	45,645	12.38%	44,818	13.12%
Total capital	8.0%	10.0%	49,196	13.34%	48,215	14.12%
Tier 1 leverage	4.0%	5.0%		11.97%		12.53%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

Interest rate sensitivity as of March 31, 2006 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is very active. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we can control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

Item 1A. RISK FACTORS

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

None

Item 6. EXHIBITS

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32 - Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006

FIRST STATE FINANCIAL CORPORATION

/s/ Corey J. Coughlin
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Senior Vice President and Chief Financial Officer