Form 10-Q
period 2006-06-30
FIRST STATE FINANCIAL CORP/FL
filed 2006-08-11
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 9, 2006, the registrant had outstanding 5,866,850 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 (unaudited) and December 31, 2005

(Dollar amounts in thousands except per share data)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$3,890	$5,883
Federal funds sold	5,001	362

Cash and cash equivalents	8,891	6,245
Interest bearing deposits in other financial institutions	150	150
Securities, available for sale	24,021	20,361
Loans, net of allowance of $3,831 and $3,397	367,224	334,594
Federal Home Loan Bank stock	1,330	1,178
Premise and equipment, net	4,615	4,596
Accrued interest and other assets	6,403	5,565

Total Assets	$412,634	$372,689

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$39,388	$44,574
Interest-bearing checking	16,170	16,240
Money market	30,120	48,147
Savings	25,062	13,548
Time	241,357	190,116

Total deposits	352,097	312,625
Accrued interest payable and other liabilities	1,530	1,579
Federal Home Loan Bank advances & other borrowings	13,001	14,001

Total Liabilities	366,628	328,205
Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,866,850 shares issued at June 30, 2006 and 5,863,265 share issued at December 31, 2005	5,867	5,863
Additional paid-in capital	31,860	31,763
Retained earnings	8,966	7,231
Accumulated other comprehensive income (loss)	(687)	(373)

Total Stockholders’ Equity	46,006	44,484

Total Liabilities and Stockholders’ Equity	$412,634	$372,689

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$7,403	$4,596	$14,057	$8,531
Taxable securities	183	162	346	315
Tax exempt securities	71	9	130	12
Federal funds sold and other	33	115	55	245

	7,690	4,882	14,588	9,103
Interest expense
Deposits	2,935	1,660	5,458	2,929
Federal Home Loan Bank advances and other borrowings	237	55	369	189

	3,172	1,715	5,827	3,118

Net Interest Income	4,518	3,167	8,761	5,985
Provision for loan losses	305	225	680	225

Net interest income after provision for loan losses	4,213	2,942	8,081	5,760
Non-interest income
Service charges and other fees	317	246	613	475
Mortgage banking fees	386	253	708	506
Other	32	10	70	17

	735	509	1,391	998
Non-interest expense
Salaries and employee benefits	1,749	1,226	3,388	2,452
Occupancy and equipment	389	289	759	555
Data processing	143	126	281	248
Professional services	40	60	90	96
Stationery and supplies	50	36	91	73
Advertising and marketing	95	43	192	119
Other	281	318	616	568

	2,747	2,098	5,417	4,111

Income before income taxes	2,201	1,353	4,055	2,647
Income tax expense	862	500	1,558	996

Net Income	$1,339	$853	$2,497	$1,651

Earnings per share
Basic	$0.23	$0.14	$0.43	$0.28
Diluted	$0.23	$0.14	$0.42	$0.28
Average common shares outstanding
Basic	5,865,562	5,859,496	5,864,420	5,857,889
Diluted	5,913,573	5,879,179	5,903,679	5,879,964
Dividends per share	$0.07	$0.05	$0.13	$0.10

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income(Loss)	Total
Balance at December 31, 2004	5,856,265	$5,856	$31,860	$4,566	$(129)	$42,153
Comprehensive income:
Net income				1,651		1,651
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(19)	(19)

Total Comprehensive Income						1,632
Capitalization of offering costs			(109)			(109)
Exercise of stock options	7,000	7	12			19
Cash dividend, $0.10 per share				(586)		(586)

Balance at June 30, 2005	5,863,265	$5,863	$31,763	$5,631	$(148)	$43,109

Balance at December 31, 2005	5,863,265	$5,863	$31,763	$7,231	$(373)	$44,484
Comprehensive income:
Net income				2,497		2,497
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(314)	(314)

Total Comprehensive Income						2,183
Stock based compensation			68			68
Exercise of stock options	3,585	4	29			33
Cash dividend, $0.13 per share				(762)		(762)

Balance at June 30, 2006	5,866,850	$5,867	$31,860	$8,966	$(687)	$46,006

Balance at March 31, 2005	5,856,265	$5,856	$31,751	$5,070	$(310)	$42,367
Comprehensive income:
Net income				853		853
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					163	163

Total Comprehensive Income						1,016
Exercise of stock options	7,000	7	12			19
Cash dividend, $0.05 per share				(293)		(293)

Balance at June 30, 2005	5,863,265	$5,863	$31,763	$5,631	$(148)	$43,109

Balance at March 31, 2006	5,863,265	$5,863	$31,802	$8,037	$(395)	$45,307
Comprehensive income:
Net income				1,339		1,339
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(292)	(292)

Total Comprehensive Income						1,047
Stock based compensation			29			29
Exercise of stock options	3,585	4	29			33
Cash dividend, $0.07 per share				(410)		(410)

Balance at June 30, 2006	5,866,850	$5,867	$31,860	$8,966	$(687)	$46,006

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Six Months Ended June 30, 2006 and 2005

(Unaudited)

(Dollar amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$2,497	$1,651
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	680	225
Depreciation	209	182
Net amortization of securities	25	44
Stock compensation expense	68	—
Net change in:
Other assets	(627)	79
Accrued expenses and other liabilities	(50)	(325)

Net cash from operating activities	2,802	1,856

Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,094	2,438
Purchases	(5,302)	(3,868)
Loan originations and payments, net	(33,310)	(54,989)
Net (purchase) sale of FHLB stock	(152)	551
Net change in premise and equipment	(229)	(309)

Net cash from investing activities	(37,899)	(56,177)

Cash flows from financing activities:
Net change in deposits	39,472	54,386
Net change in short-term borrowing	(11,000)	—
Repayment of long-term borrowing	10,000	(15,000)
Proceeds from exercise of stock options	33	19
Proceeds from issuance of common stock, net of capitalized costs	—	(109)
Cash dividend paid	(762)	(293)

Net cash from financing activities	37,743	39,003
Net change in cash and cash equivalents	2,646	(15,318)
Beginning cash and cash equivalents	6,245	24,852

Ending cash and cash equivalents	$8,891	$9,534

Supplemental cash flow information
Interest paid	$5,635	$2,996
Income taxes paid	1,865	939

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year of 2006.

NOTE 2 – STOCK-BASED COMPENSATION

First State Financial Corporation’s 2004 Stock Plan, which is stockholder approved, permits the grant of share options for up to 500,000 shares of common stock. Under the terms of the plan, the option price is not less than the fair market value of the common stock on the date of grant. Share awards generally vest over five years and have a ten year contractual term. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plan).

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

During the quarter ended June 30, 2006, the Company did not grant stock options. 115,000 options were granted during the second quarter of 2005.

During the quarter ended June 30, 2006, 22,460 options vested and 3,585 options were exercised. No options vested while 7,000 options were exercised during the quarter ended June 30, 2005.

A summary of share option activity under the Plan as of June 30, 2006 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2005	160,000	$9.68
Granted	28,000	15.50
Exercised	3,585	4.83
Forfeited or expired	—	—

Options outstanding, June 30, 2006	184,415	$10.62	8.1	$1,379

Options exercisable, June 30, 2006	58,975	$7.32	6.6	$636

Prior to January 1, 2006, the Company reported employee compensation expense under stock options using the intrinsic value method. No stock-based compensation cost was reflected in net income. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. On June 30, 2005, the Company reported net income of $1,651,000. Stock-based compensation expense determined under the fair value method, net of tax, represented $22,000, resulting in a pro forma net income for the first half of 2005 of $1,629,000. Reported earnings per share, as well as pro forma earnings per share, were 28 cents. Reported diluted earnings per share, as well as pro forma diluted earnings per share, were also 28 cents.

For the second quarter of 2005, reported net income was $853,000. Stock-based compensation expense determined under the fair value method, net of tax, represented $21,000, resulting in a pro forma net income for the second quarter of 2005 of $832,000. Reported earnings per share for the quarter, as well as pro forma earnings per share, were 14 cents. Reported diluted earnings per share for the quarter, as well as pro forma diluted earnings per share, were also 14 cents.

For the first half of 2006, $68,000 in compensation cost related to the Company’s stock option plan was recorded in net income, $29,000 of which was recorded in the second quarter. As of June 30, 2006, $207,000 in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.6 years. All stock option compensation costs recognized in the first half of 2006 related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 3 – LOANS

Major classifications of loans are as follows (in thousands):

	June 30, 2006	December 31, 2005
Commercial	$54,027	$54,923
Real estate:
Residential	42,639	44,106
Commercial	212,068	186,578
Construction	51,760	45,084
Consumer and other	12,192	8,849

	372,686	339,540
Less: deferred loan fees, net	(1,631)	(1,549)
allowance for loan losses	(3,831)	(3,397)

Total loans, net	$367,224	$334,594

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the six months ended
	June 30, 2006	June 30, 2005
Balance, beginning of period	$3,397	$2,727
Provision charged to operations	680	225
Loans charged off	(263)	(39)
Recoveries	17	61

Balance, end of period	$3,831	$2,974

Impaired loans were as follows (in thousands):

	Year-to-date activity for the period ended
	June 30, 2006	December 31, 2005
Loans with no allocated allowance for loan losses	$524	$25
Loans with allocated allowance for loan losses	4,407	4,707

	$4,931	$4,732

Amount of the allowance for loan losses allocated	$1,342	$1,288

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The bank is committed to growing by:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers; and

•	Adhering to sound credit standards and maintaining the continued quality of assets.

Our success in serving our customers is seen in the following changes since the beginning of 2006:

•	A 9.8% increase in net loan production (new loans less repayments);

•	A 11.6% decrease in non-interest bearing deposits; and

•	A 16.7% increase in interest bearing deposits.

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

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2006	2005	change		2006	2005	change
			$	%			$	%
Interest income	$7,690	$4,882	$2,808	58%	$14,588	$9,103	$5,485	60%
Interest expense	3,172	1,715	1,457	85%	5,827	3,118	2,709	87%

Net interest income	4,518	3,167	1,351	43%	8,761	5,985	2,776	46%
Provision for loan losses	305	225	80	36%	680	225	455	202%

Net interest income after provision	4,213	2,942	1,271	43%	8,081	5,760	2,321	40%
Non-interest income	735	509	226	44%	1,391	998	393	39%
Non-interest expense	2,747	2,098	649	31%	5,417	4,111	1,305	31%

Income before income taxes	2,201	1,353	848	63%	4,055	2,647	1,408	53%
Income tax expense	862	500	362	72%	1,558	996	562	56%

Net income	1,339	$853	$486	57%	$2,497	$1,651	$846	51%

To aid in our discussion, the following average balance sheet is presented. This table presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities.

	For the six months ended June 30,
	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earnings assets:
Loans (1)	$352,672	$14,057	8.04%	$245,722	$8,531	7.00%
Investment securities, taxable	16,160	346	4.32%	17,591	315	3.61%
Investment securities, non-taxable (2)	6,180	178	5.80%	608	16	5.43%
Other	2,445	55	4.55%	17,444	245	2.83%

Total interest earning assets	377,457	14,636	7.82%	281,365	9,107	6.53%
Non-interest earning assets	16,446			12,155

Total assets	$393,903			$293,520

Liabilities:
Interest bearing liabilities:
NOW accounts	$16,666	$79	0.95%	$14,040	$19	0.27%
Money market	36,504	557	3.08%	38,789	378	1.97%
Savings	22,853	289	2.55%	8,952	29	0.65%
Time deposits	214,742	4,532	4.26%	146,164	2,503	3.45%
Borrowings	14,160	370	5.27%	8,967	189	4.25%

Total interest bearing liabilities	304,925	5,827	3.85%	216,912	3,118	2.90%
Demand deposits	41,119			32,768
Other non-interest bearing liabilities	1,910			1,148

Total non-interest bearing liabilities	43,029			33,916

Stockholders’ equity	45,949			42,692

Total liabilities & stockholders’ equity	$393,903			$293,520

Net Interest Income		$8,809			$5,989

Net Interest Margin (3)			4.71%			4.29%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the six months ended June 30, 2006 and June 30, 2005. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the six months ended June 30, 2006 compared to 2005
	Increase (decrease) due to change in		Net Increase (Decrease)
(Dollars in thousands)	Average Volume	Average Rate
Increase (decrease) in interest income:
Loans	$4,123	$1,403	$5,526
Investment securities, taxable	(27)	58	31
Investment securities, non-taxable (1)	160	1	161
Other	(285)	96	(190)

Total interest income	3,971	1,558	5,529

Increase (decrease) in interest expense:
NOW accounts	4	55	59
Money market	(23)	203	180
Savings	91	169	260
Time deposits	1,357	672	2,029
Borrowings	128	53	181

Total interest expense	1,557	1,152	2,709

Total change in net interest income	$2,414	$406	$2,820

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2006:

NET INTEREST INCOME

Net interest income is the most significant component of our earnings. Net interest income is comprised of interest income, and loan-related fees, less interest expense. Net interest income is affected by numerous factors, including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities, as well as interest rate fluctuations. For purposes of this discussion, net interest income has been adjusted to a fully tax-equivalent basis which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to income taxes.

Net interest income for the first half of 2006, was $8.8 million compared to $6.0 million for the comparable period of 2005. This represents a $2.8 million increase or 46.6%. The increases in interest income and interest expense for the first half of 2006 were driven by a combination of volume growth and an increase in yields. Average earning assets grew 34.2% for the first half of 2006 over the first half of 2005, from $281.4 million to $377.5 million, with the yield on average earning assets increasing 129 basis points. Average interest bearing liabilities (deposits and borrowings) grew 40.6% for the first half of 2006 over 2005, from $216.9 million to $304.9 million, with the cost increasing 95 basis points.

NON-INTEREST INCOME

Non-interest income for the first half of 2006 was $1.4 million. For the same period of 2005, non-interest income was $998,000. Service charges and other fees increased $138,000, from $475,000 in the first half of 2005 to $613,000 in the first half of 2006. The majority of this increase was in overdraft fees and consumer loan fees. We also continue our focus on mortgage banking fees. These fees were $708,000 for the first half of 2006 versus $506,000 in the first half of 2005.

NON-INTEREST EXPENSE

For the first half of 2006, non-interest expense was $5.4 million, an increase of $1.3 million over the first half of 2005. Salaries and Employee Benefits represented the largest increase in non-interest expense. This item increased $936,000 in the first half of the year versus the first half of 2005. 57% of that increase was for salaries and 43% for benefits. This is a result of an increase in staff positions as well as normal salary increases. In January 2006 we began leasing the second floor of our headquarters as well as occupying the second floor of the Gateway branch, which is owned. This activity has caused Occupancy and Equipment to increase from $555,000 in the first half of 2005 to $759,000 in the first half of 2006.

INCOME TAXES

For the six months ended June 30, 2006 and 2005, the Company recorded income tax expense of $1.6 million and $996,000, respectively. Accordingly, our effective tax rates were 38.4% and 37.6% for 2006 and 2005 respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FOR THE THREE MONTHS ENDED JUNE 30, 2006:

The growth in net interest income for the second quarter of 2006 was a result of interest earned on commercial loans and construction and commercial real estate loans. Average earning assets for the second quarter grew 6.3% while average interest-bearing deposits grew 7.2% when compared to the first quarter averages of 2006. As a result of the increase in funds available borrowings decreased 21.8% from the first to second quarter of 2006. Annualized yields on average earning assets grew 26 basis points while annualized costs on average interest-bearing liabilities (deposits and borrowings) grew 37 basis points.

The major contributor to the increase in non-interest income for the quarter was mortgage banking fees. For the second quarter of 2006, mortgage banking fees were $386,000, representing 53% of non-interest income and an increase of 53% over the second quarter of 2005.

Non-interest expense was impacted by the growth of Salaries and Employee Benefits. As discussed in the above discussion of our activity year-to-date, Salaries and Employee Benefits have been affected by the expansion of our staff.

INCOME TAXES

For the three months ended June 30, 2006 and 2005, the Company recorded income tax expense of $862,000 and $500,000, respectively. Accordingly, our effective tax rates were 39.2% and 37.0% for 2006 and 2005 respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

			change
(Dollars in thousands)	June 30, 2006	December 31, 2005	$	%
Cash	$9,041	$6,395	$2,646	41%
Investments	24,021	20,361	3,660	18%
Loans – gross	372,686	339,540	33,146	10%
net deferred fees	(1,631)	(1,549)	(82)	-5%
Allowance for loan loss reserve	(3,831)	(3,397)	(434)	-13%
Other	12,348	11,339	1,009	9%

Total Assets	$412,634	$372,689	$39,945	11%

Non-interest bearing deposits	$39,388	$44,574	$(5,186)	-12%
Interest bearing deposits	312,709	268,051	44,658	17%
Borrowings	13,001	14,001	(1,000)	-7%
Other	1,530	1,579	(49)	-3%
Stockholders’ equity	46,006	44,484	1,522	3%

Total Liabilities and Stockholders’ equity	$412,634	$372,689	$39,945	11%

The balance sheet shows our growth in loans and deposits and our commitment to funding a productive mix of assets.

•	Gross loans grew $33.2 million (from $339.5 million at December 31, 2005 to $372.7 million at June 30, 2006);

•	Deposits grew $39.5 million with decreases in demand, checking and money market deposits, attributed to a shift of funds to time deposits and a competitive market, the decrease was offset with increases in savings and time deposits due to favorable interest rates (from $312.6 million to $352.1 million);

•	Our securities portfolio grew with the purchase of $5.3 million in new investments (net growth was $3.6 million – from $20.4 million to $24.0 million);

•	Borrowings decreased $1 million (from $14.0 million to $13.0 million);

•	The above activity was funded with our increase in deposits.

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

As of June 30, 2006, the allowance for loan losses was $3.8 million, up $434,000 (or 12.8%) from December 31, 2005. This increase consists of additional provision of $680,000, of which $305,000 was recorded in the second quarter of 2006, recoveries of $17,000 and charge-offs of $263,000. The increased provision since the end of last year was primarily due to loan growth as well as a charge off of a $220,000 commercial loan in the first quarter of 2006. The decision to charge off the loan was made as the ability for the borrower to repay the principal was significantly reduced in the first quarter.

The ratio of the loan loss allowance to total loans outstanding of 1.02% was up two basis points from December 31, 2005. Considering the tremendous growth in the loan portfolio, both in size and quality, we cautiously manage the level of reserve, taking into consideration external economic factors as well as those factors mentioned above.

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

As of June 30, 2006, total loans on nonaccrual status were $926,000, representing 0.25% of total loans. There was $1.1 million of loans on nonaccrual status at December 31, 2005. This represented 0.32% of total loans on that date.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. We manage the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to its regulators. The credit availability approximated $61.9 million at June 30, 2006, under which $13 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential loan portfolio.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

			June 30, 2006		December 31, 2005
(Dollars in thousands)	Minimum	Well-capitalized	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$46,693	12.16%	$44,856	13.13%
Total capital	8.0%	10.0%	50,523	13.16%	48,253	14.13%
Tier 1 leverage	4.0%	5.0%		11.49%		12.54%
First State Bank
Tier 1 capital	4.0%	6.0%	46,619	12.15%	44,818	13.12%
Total capital	8.0%	10.0%	50,450	13.14%	48,215	14.12%
Tier 1 leverage	4.0%	5.0%		11.50%		12.53%

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

Interest rate sensitivity as of June 30, 2006 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is very active. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we can control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

N/A

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On April 10, 2006, the Company held an annual meeting of the stockholders of the Common Stock to vote to elect seven persons to the Company’s Board of Directors. The following table sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominee:	Votes Cast For	Votes Withheld
Robert Beymer	4,964,190	12,000
Corey Coughlin	4,965,960	10,230
Daniel Harrington	4,966,190	10,000
Marshall Reynolds	4,849,537	126,653
Neal Scaggs	4,908,590	67,600
Robert Shell, Jr.	4,836,637	139,553
Thomas Wright	4,966,190	10,000

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

Date: August 9, 2006

FIRST STATE FINANCIAL CORPORATION

/s/ Corey J. Coughlin
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Senior Vice President and Chief Financial Officer