Form 10-Q
period 2006-09-30
FIRST STATE FINANCIAL CORP/FL
filed 2006-11-13
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 13, 2006, the registrant had outstanding 5,874,450 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 (unaudited) and December 31, 2005

(Dollar amounts in thousands except per share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$6,499	$5,883
Federal funds sold	24,867	362

Cash and cash equivalents	31,366	6,245
Interest bearing deposits in other financial institutions	150	150
Securities, available for sale	25,282	20,361
Loans, net of allowance of $4,154 and $3,397	369,263	334,594
Federal Home Loan Bank stock	880	1,178
Premise and equipment, net	4,607	4,596
Accrued interest and other assets	6,386	5,565

Total Assets	$437,934	$372,689

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$43,887	$44,574
Interest-bearing checking	15,796	16,240
Money market	32,208	48,147
Savings	22,843	13,548
Time	270,665	190,116

Total deposits	385,399	312,625
Accrued interest payable and other liabilities	2,030	1,579
Federal Home Loan Bank advances & other borrowings	3,001	14,001

Total Liabilities	390,430	328,205
Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized;
5,874,050 shares issued at September 30, 2006 and 5,863,265 share issued at December 31, 2005	5,874	5,863
Additional paid-in capital	31,943	31,763
Retained earnings	9,875	7,231
Accumulated other comprehensive income (loss)	(188)	(373)

Total Stockholders’ Equity	47,504	44,484

Total Liabilities and Stockholders’ Equity	$437,934	$372,689

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$7,827	$5,209	$21,884	$13,740
Taxable securities	186	159	532	475
Tax exempt securities	77	22	207	34
Federal funds sold and other	128	19	183	264

	8,218	5,409	22,806	14,513
Interest expense
Deposits	3,558	1,774	9,016	4,704
Federal Home Loan Bank advances and other borrowings	77	80	452	268

	3,635	1,854	9,468	4,972

Net Interest Income	4,583	3,555	13,338	9,541
Provision for loan losses	305	255	985	480

Net interest income after provision for loan losses	4,278	3,300	12,353	9,061
Non-interest income
Service charges and other fees	350	268	963	743
Mortgage banking fees	396	261	1,104	767
Other	38	12	114	29

	784	541	2,181	1,539
Non-interest expense
Salaries and employee benefits	1,841	1,432	5,229	3,884
Occupancy and equipment	402	310	1,161	865
Data processing	136	129	417	377
Professional services	92	49	182	145
Stationery and supplies	46	46	137	120
Advertising and marketing	70	86	262	205
Other	344	246	960	814

	2,931	2,298	8,348	6,410

Income before income taxes	2,131	1,543	6,186	4,190
Income tax expense	752	579	2,310	1,575

Net Income	$1,379	$964	$3,876	$2,615

Earnings per share
Basic	$0.24	$0.16	$0.66	$0.44
Diluted	$0.23	$0.16	$0.66	$0.44
Average common shares outstanding
Basic	5,870,841	5,863,265	5,866,584	5,859,701
Diluted	5,920,663	5,899,147	5,909,451	5,885,761
Dividends per share	$0.08	$0.05	$0.21	$0.15

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	5,856,265	$5,856	$31,860	$4,566	$(129)	$42,153
Comprehensive income:
Net income				2,615		2,615
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(149)	(149)

Total Comprehensive Income						2,466
Capitalization of offering costs			(109)			(109)
Exercise of stock options	7,000	7	12			19
Cash dividend, $0.15 per share				(879)		(879)

Balance at September 30, 2005	5,863,265	$5,863	$31,763	$6,302	$(278)	$43,650

Balance at December 31, 2005	5,863,265	$5,863	$31,763	$7,231	$(373)	$44,484
Comprehensive income:
Net income				3,876		3,876
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					185	185

Total Comprehensive Income						4,061
Stock based compensation			97			97
Exercise of stock options	10,785	11	83			94
Cash dividend, $0.21 per share				(1,232)		(1,232)

Balance at September 30, 2006	5,874,050	$5,874	$31,943	$9,875	$(188)	$47,504

Balance at June 30, 2005	5,863,265	$5,863	$31,763	$5,631	$(148)	$43,109
Comprehensive income:
Net income				964		964
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(130)	(130)

Total Comprehensive Income						834
Cash dividend, $0.05 per share				(293)		(293)

Balance at September 30, 2005	5,863,265	$5,863	$31,763	$6,302	$(278)	$43,650

Balance at June 30, 2006	5,866,850	$5,867	$31,860	$8,966	$(687)	$46,006
Comprehensive income:
Net income				1,379		1,379
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					499	499

Total Comprehensive Income						1,878
Stock based compensation			29			29
Exercise of stock options	7,200	7	54			61
Cash dividend, $0.08 per share				(470)		(470)

Balance at September 30, 2006	5,874,050	$5,874	$31,943	$9,875	$(188)	$47,504

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(Dollar amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$3,876	$2,615
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	985	480
Depreciation	320	277
Net amortization of securities	31	67
Stock compensation expense	97	—
Net change in:
Other assets	(911)	(397)
Accrued expenses and other liabilities	449	(38)

Net cash from operating activities	4,847	3,004
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,726	3,431
Purchases	(6,401)	(6,036)
Loan originations and payments, net	(35,654)	(76,112)
Net sale of FHLB stock	298	366
Net change in premise and equipment	(331)	(575)

Net cash from investing activities	(40,362)	(78,926)
Cash flows from financing activities:
Net change in deposits	72,774	68,591
Net change in short-term borrowing	(11,000)	6,100
Repayment of long-term borrowing	(10,000)	(15,000)
Proceeds from long-term borrowing	10,000	—
Proceeds from exercise of stock options	94	19
Proceeds from issuance of common stock, net of capitalized costs	—	(109)
Cash dividend paid	(1,232)	(879)

Net cash from financing activities	60,636	58,722
Net change in cash and cash equivalents	25,121	(17,200)
Beginning cash and cash equivalents	6,245	24,852

Ending cash and cash equivalents	$31,366	$7,652

Supplemental cash flow information
Interest paid	$9,192	$4,880
Income taxes paid	2,827	1,471

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year of 2006.

NOTE 2 – NEW ACCOUNTING STANDARDS

In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Bank has not yet determined the effect of adopting this Interpretation, if any. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company has not yet determined the effect of implementing this pronouncement, which is effective for fiscal years ending after November 15, 2006.

NOTE 3 – STOCK-BASED COMPENSATION

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

During the quarter ended September 30, 2006 and the previous quarter ended June 30, 2006 the Company did not grant stock options. Additionally, the Company did not grant stock options during the third quarter of 2005.

During the quarter ended September 30, 2006, no options vested and 7,200 options were exercised. During the previous quarter ended June 30, 2006, 22,460 options vested and 3,585 options were exercised. No options vested and no options were exercised during the quarter ended September 30, 2005.

A summary of share option activity under the Plan as of September 30, 2006 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2005	160,000	$9.68
Granted	28,000	15.50
Exercised	10,785	3.61
Forfeited or expired	—	—

Options outstanding, September 30, 2006	177,215	$10.93	8.07	$1,208

Options exercisable, September 30, 2006	51,775	$7.92	6.91	$509

Prior to January 1, 2006, the Company reported employee compensation expense under stock options using the intrinsic value method. No stock-based compensation cost was reflected in net income. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. On September 30, 2005, the Company reported net income of $2,615,000. Stock-based compensation expense determined under the fair value method, net of tax, represented $44,000 resulting in a pro forma net income for the nine months ended September 30, 2005 of $2,571,000. Reported earnings per share, as well as pro forma earnings per share, were 44 cents. Reported diluted earnings per share, as well as pro forma diluted earnings per share, were also 44 cents.

For the third quarter of 2005, reported net income was $964,000. Stock-based compensation expense determined under the fair value method, net of tax, represented $21,000, resulting in a pro forma net income for the third quarter of 2005 of $943,000. Reported earnings per share for the quarter, as well as pro forma earnings per share, were 16 cents. Reported diluted earnings per share for the quarter, as well as pro forma diluted earnings per share, were also 16 cents.

For the nine months ended September 30, 2006, $97,000 in compensation cost related to the Company’s stock option plan was recorded in net income, $29,000 of which was recorded in the third quarter. As of September 30, 2006, $178,000 in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.5 years. All stock option compensation costs recognized in the first nine months of 2006 related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	September 30, 2006	December 31, 2005
Commercial	$54,971	$54,923
Real estate:
Residential	60,241	44,106
Commercial	192,067	186,578
Construction	54,447	45,084
Consumer and other	13,226	8,849

	374,952	339,540
Less: deferred loan fees, net	(1,535)	(1,549)
allowance for loan losses	(4,154)	(3,397)

Total loans, net	$369,263	$334,594

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the nine months ended
	September 30, 2006	September 30, 2005
Balance, beginning of period	$3,397	$2,727
Provision charged to operations	985	480
Loans charged off	(263)	(108)
Recoveries	35	81

Balance, end of period	$4,154	$3,180

Impaired loans were as follows (in thousands):

	Year-to-date activity for the period ended
	September 30, 2006	December 31, 2005
Loans with no allocated allowance for loan losses	$459	$25
Loans with allocated allowance for loan losses	7,041	4,707

	$7,500	$4,732

Amount of the allowance for loan losses allocated	$1,710	$1,288

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three and nine months ended September 30, 2006. It should be read in conjunction with the unaudited Consolidated Financial Statement and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2005 Annual Report on Form 10-K. In addition the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2005 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

As used in this report, the terms “we,” “our,” “First State Financial,” “company,” and “corporation” mean First State Financial Corporation and its subsidiary unless the context indicates otherwise. The terms “bank” and “First State Bank” mean First State Bank. We intend for this discussion to provide information that will assist in understanding our financial statements. We will discuss the changes in certain key items in those financial statements and the primary factors that accounted for those changes.

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The Bank is committed to growing by:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers; and

•	Adhering to sound credit standards and maintaining the continued quality of assets.

Our success in serving our customers is seen in the following changes since the beginning of 2006:

•	A 10.4% increase in net loan production (new loans less repayments);

•	A 1.5% decrease in non-interest bearing deposits; and

•	A 27.4% increase in interest bearing deposits.

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

	Three months ended September 30,				Nine months ended September 30,
			change				change
(Dollars in thousands)	2006	2005	$	%	2006	2005	$	%
Interest income	$8,218	$5,409	$2,809	52%	$22,806	$14,513	$8,293	57%
Interest expense	3,635	1,854	1,781	96%	9,468	4,972	4,496	90%

Net interest income	4,583	3,555	1,028	29%	13,338	9,541	3,797	40%
Provision for loan losses	305	255	50	20%	985	480	505	105%

Net interest income after provision	4,278	3,300	978	30%	12,353	9,061	3,292	36%
Non-interest income	784	541	243	45%	2,181	1,539	642	42%
Non-interest expense	2,931	2,298	633	28%	8,348	6,410	1,938	30%

Income before income taxes	2,131	1,543	588	38%	6,186	4,190	1,996	48%
Income tax expense	752	579	173	30%	2,310	1,575	735	47%

Net income	$1,379	$964	$415	43%	$3,876	$2,615	$1,261	48%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the nine months ended September 30,
	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earnings assets:
Loans (1)	$358,810	$21,884	8.15%	$258,701	$13,740	7.10%
Investment securities, taxable	16,353	532	4.35%	17,518	475	3.63%
Investment securities, non-taxable (2)	6,631	282	5.69%	1,102	46	5.58%
Other	4,851	183	5.04%	12,062	264	2.93%

Total interest earning assets	386,645	22,881	7.91%	289,383	14,525	6.71%
Non-interest earning assets	16,674			12,379

Total assets	$403,319			$301,762

Liabilities:
Interest bearing liabilities:
NOW accounts	$16,612	$129	1.03%	$14,230	$30	0.28%
Money market	34,797	835	3.21%	40,184	605	2.01%
Savings	22,859	463	2.71%	9,277	51	0.74%
Time deposits	228,128	7,588	4.45%	151,860	4,018	3.54%
Borrowings	11,193	453	5.41%	8,241	268	4.35%

Total interest bearing liabilities	313,589	9,468	4.04%	223,792	4,972	2.97%
Demand deposits	41,491			33,666
Other non-interest bearing liabilities	2,013			1,301

Total non-interest bearing liabilities	43,504			34,967

Stockholders’ equity	46,226			43,003

Total liabilities & stockholders’ equity	$403,319			$301,762

Net Interest Income		$13,413			$9,553

Net Interest Margin (3)			4.64%			4.41%

(1)	Average loans include nonperforming loans

(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense

(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the nine months ended September 30, 2006 and September 30, 2005. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the nine months ended September 30, 2006 Compared to 2005
	Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Loans	$5,887	$2,257	$8,144
Investment securities, taxable	(33)	90	57
Investment securities, non-taxable (1)	235	1	236
Other	(209)	128	(81)

Total interest income	5,880	2,476	8,356

Increase (decrease) in interest expense:
NOW accounts	6	92	98
Money market	(90)	320	230
Savings	145	267	412
Time deposits	2,362	1,209	3,571
Borrowings	110	75	185

Total interest expense	2,533	1,963	4,496

Total change in net interest income	$3,347	$513	$3,860

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006:

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

Net interest income for the first nine months of 2006, was $13.3 million compared to $9.5 million for the comparable period of 2005. This represents a $3.8 million increase or 40.0%. The increases in interest income and interest expense for the first nine months of 2006 were driven by a combination of volume growth and an increase in yields. Average earning assets grew 33.6% for the first nine months of 2006 over the first nine months of 2005, from $289.4 million to $386.6 million, with the yield on average earning assets increasing 120 basis points. Average interest bearing liabilities (deposits and borrowings) grew 40.1% for the first nine months of 2006 over the first nine months of 2005, from $223.8 million to $313.6 million, with the cost increasing 107 basis points.

NON-INTEREST INCOME

Non-interest income for the first nine months of 2006 was $2.2 million. For the same period of 2005, non-interest income was $1.5 million. Service charges and other fees increased $220,000, from $743,000 in the first nine months of 2005 to $963,000 in the first nine months of 2006. The majority of this increase was in overdraft fees which were offset by a decrease in service charges on deposit accounts. The decrease in service fees and charges is due to a change in the portfolio mix from transactional accounts to time deposits, resulting in less service fees and charges. We also continue our focus on mortgage banking activity, as the dollar volume from the first nine months of the year increased significantly when compared to the same period in 2005, resulting in higher fees. Mortgage banking fees were $1.1 million for the first nine months of 2006 versus $767,000 in the first nine months of 2005, an increase in fees of 44%.

NON-INTEREST EXPENSE

For the first nine months of 2006, non-interest expense was $8.3 million, an increase of $1.9 million over the first nine months of 2005. Salaries and Employee Benefits represented the largest increase in non-interest expense. This item increased $1.3 million in the first nine months of the year versus the first nine months of 2005. 60% of that increase was for salaries and 40% for benefits. This is a result of an increase in staff and officer positions as well as normal salary increases. The number of full-time equivalent employees increased from 93 as of September 30, 2005 to 105 as of the September 30, 2006. In January 2006, SFAS 123R was adopted and we began to recognize stock-based compensation costs, of which $97,000 was expensed in the first nine months of 2006. Also, in January 2006 we began leasing the second floor of our headquarters as well as occupying the second floor of the Gateway branch, which is owned. This activity has caused Occupancy and Equipment to increase from $865,000 in the first nine months of 2005 to $1.2 million in the first nine months of 2006. The remaining change in non-interest expense from the first nine months of 2006 over the same period in 2005 is due to the general growth of the Bank.

INCOME TAXES

For the nine months ended September 30, 2006 and 2005, the Company recorded income tax expense of $2.3 million and $1.6 million, respectively. Accordingly, our effective tax rates were 37.3% and 37.6% for 2006 and 2005, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006:

NET INTEREST INCOME

The growth in net interest income for the third quarter of 2006 was a result of interest earned on commercial loans and construction and commercial real estate loans. Average earning assets for the third quarter grew 4.2% while average interest-bearing deposits grew 4.8% when compared to the second quarter averages of 2006. As a result of the increase in funds available borrowings decreased 77.0% from the second to third quarter of 2006. Annualized yields on average earning assets grew 12 basis points while annualized costs on average interest-bearing liabilities (deposits and borrowings) grew 33 basis points.

NON-INTEREST INCOME

The major contributor to the increase in non-interest income for the quarter was mortgage banking fees. For the third quarter of 2006, mortgage banking fees were $396,000, representing 51% of non-interest income and an increase of 52% over the third quarter of 2005.

NON-INTEREST EXPENSE

Non-interest expense was impacted by the growth of Salaries and Employee Benefits. As discussed in the above discussion of our activity year-to-date, Salaries and Employee Benefits have been affected by the expansion of our staff. In January 2006, SFAS 123R was adopted and we began to recognize stock-based compensation costs, of which $29,000 was expensed in the quarter ended September 30, 2006. The remaining change in non-interest expense from the quarter ended September 30, 2006 over the same quarter in 2005 is due to the general growth of the Bank.

INCOME TAXES

For the three months ended September 30, 2006 and 2005, the Company recorded income tax expense of $752,000 and $579,000, respectively. Accordingly, our effective tax rates were 35.3% and 37.5% for 2006 and 2005 respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

			change
(Dollars in thousands)	September 30, 2006	December 31, 2005	$	%
Cash	$31,366	$6,245	$25,121	402%
Interest bearing deposit in other financial institutions	150	150	—	—
Investments	25,282	20,361	4,921	24%
Loans – gross	374,952	339,540	35,412	10%
net deferred fees	(1,535)	(1,549)	14	1%
Allowance for loan loss reserve	(4,154)	(3,397)	(757)	-22%
Other	11,873	11,339	534	5%

Total Assets	$437,934	$372,689	$65,245	18%

Non-interest bearing deposits	$43,887	$44,574	($687)	-2%
Interest bearing deposits	341,512	268,051	73,461	27%
Borrowings	3,001	14,001	(11,000)	-79%
Other	2,030	1,579	451	29%
Stockholders’ equity	47,504	44,484	3,020	7%

Total Liabilities and Stockholders’ equity	$437,934	$372,689	$65,245	18%

The balance sheet shows our growth in loans and deposits and our commitment to funding a productive mix of assets.

•	Gross loans grew $35.5 million (from $339.5 million at December 31, 2005 to $375.0 million at September 30, 2006);

•	Deposits grew $72.8 million with decreases in demand, checking and money market deposits, attributed to a shift of funds to time deposits and a competitive market. The decrease was offset with increases in savings and time deposits due to favorable interest rates (from $312.6 million to $385.4 million);

•	As a result of market conditions, rising interest rates and an aggressive calling effort; deposit generation has outpaced loan production resulting in an increase in cash of $25.1 million from $6.3 million to $31.4 million);

•	Our securities portfolio grew with the purchase of $6.4 million in new investments (net growth was $4.9 million – from $20.4 million to $25.3 million);

•	Borrowings decreased $11 million (from $14.0 million to $3.0 million);

•	The above activity was funded with our increase in deposits.

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

As of September 30, 2006, the allowance for loan losses was $4.2 million, up $757,000 (or 22.3%) from December 31, 2005. This increase consists of additional provision of $985,000, of which $305,000 was recorded in the third quarter of 2006, recoveries of $34,000 and charge-offs of $263,000. The increased provision since the end of last year was primarily due to loan growth as well as a charge off of a $220,000 commercial loan in the first quarter of 2006. The decision to charge off the loan was made as the ability for the borrower to repay the principal was significantly reduced in the first quarter.

The ratio of the allowance for loan loss to total loans outstanding was 1.11% as of September 30, 2006, up eleven basis points from December 31, 2005. Considering the growth in the loan portfolio, we cautiously manage the level of reserve, by reviewing individual commercial real estate loans of a certain grade for impairment, reviewing delinquency and charge-off trends and taking into consideration external economic factors such as market conditions and rising interest rates, as well as those factors mentioned above. Based on our review of commercial and construction loans additional impairments of $368,000 were identified during the quarter ended September 30, 2006. The third quarter impairment is an isolated incident, as the majority of the impairment is the result of the business operations of one customer in the construction industry. We continue to monitor and review all impaired loans and we believe that our collateral position will secure our interest in the remaining impaired loans identified.

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

As of September 30, 2006, total loans on nonaccrual status were $910,000, representing 0.24% of total loans. There was $1.1 million of loans on nonaccrual status at December 31, 2005. This represented 0.32% of total loans on that date. In addition to loans classified as nonaccrual, the Bank carefully monitors other loans that are current in terms of principal and interest payments but that we believe may deteriorate in quality if economic conditions change.

Some of the Bank’s nonaccrual loans are considered to be impaired. A loan is considered impaired when it’s determined that it is probable that all the contractual principal and interest due under the loan may not be collectible. Nonaccrual commercial real estate loans are reviewed individually for impairment, the impairment, if any is based upon the difference between the carrying value of the investment and the fair value of the collateral or the present value of estimated future cash flows.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. The Bank monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion, and to take advantage of unforeseen opportunities. We manage the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to its regulators. The credit availability approximated $65.7 million at September 30, 2006, under which $3 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential loan portfolio.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Overall we and the Bank continue to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s and Bank’s regulatory capital ratios are consistently above the “well-capitalized” standards and each has sufficient capital to maintain a “well-capitalized” designation. Our capital ratios as of September 30, 2006 and December 31, 2005 are presented below.

		Well-	September 30, 2006		December 31, 2005
(Dollars in thousands)	Minimum	capitalized	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$47,692	12.18%	$44,856	13.13%
Total capital	8.0%	10.0%	51,845	13.24%	48,253	14.13%
Tier 1 leverage	4.0%	5.0%	47,692	11.31%	44,856	12.54%
First State Bank
Tier 1 capital	4.0%	6.0%	47,590	12.16%	44,818	13.12%
Total capital	8.0%	10.0%	51,744	13.22%	48,215	14.12%
Tier 1 leverage	4.0%	5.0%	47,590	11.28%	44,818	12.53%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

Interest rate sensitivity as of September 30, 2006 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is very prevalent. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by the Bank in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control design, no matter how well operated, can provide only reasonable, not absolute, assurance that the objectives of the control design are met. Due to inherent limitations in all control designs, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer our controls and procedures in place as of the end of the period covered by this report were evaluated. They concluded that our disclosure controls and procedures were adequate. No significant deficiencies or material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data have been identified. We made no significant changes in our internal disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of evaluation by management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation enhancements were made to the financial reporting process, however no changes were made that were considered material or reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32 – Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006

FIRST STATE FINANCIAL CORPORATION

/s/ Corey J. Coughlin
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Senior Vice President and Chief Financial Officer