Form 10-K
period 2006-12-31
FIRST STATE FINANCIAL CORP/FL
filed 2007-03-08
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $1 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of common stock of the issuer held by non-affiliates of the issuer (4,274,830 shares) on June 30, 2006 was approximately $77,374,000. This calculation was based on the closing price of the common equity on June 30, 2006.

There were 5,874,950 shares of the issuer’s common stock issued and outstanding as of February 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Annual Report to Shareholders of First State Financial Corporation for the fiscal year ended December 31, 2006 are incorporated by reference into Part I, Part II and Part II.

2. Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2007 are incorporated by reference into Part III.

Part I

Item 1.	Business

First State Financial Corporation

First State Financial Corporation (the “Company,” “Holding Company,” “we,” “our”) was incorporated under the laws of the State of Florida on August 13, 1997. We are a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned subsidiary and principal asset is First State Bank (the “Bank”), a state banking association.

The Bank is engaged in community-oriented commercial and retail banking, focusing on the needs of individuals and small- to medium-sized businesses in the West Central region of Florida. Our primary source of earnings is derived from income generated by our ownership and operation of the Bank. Unless the context otherwise requires, references herein to the Company includes the Company and the Bank on a consolidated basis.

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

Principal Sources of Revenue

The Bank’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and non-interest income for each of the last three years.

	Year Ended December 31,
(in thousands)	2006	2005	2004
Interest and fees on loans	$29,813	$19,771	$13,210
Interest and dividends on investment securities	1,008	711	555
Other interest and non-interest income	570	299	114

Total revenues from continuing operations	$31,391	$20,781	$13,879

Additional information required to be reported under this item regarding the results of operations is within the Management Discussion and Analysis of the Company’s 2006 Annual Report and is incorporated herein by reference.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loans, credit unions, and other financial service companies operating in the West Central region of Florida. As of June 30, 2006 (the most recent date for deposit data compiled by the FDIC), there were approximately 183 banking offices representing 41 financial institutions operating in Sarasota County holding approximately $11.3 billion in deposits. In Pinellas County, there were approximately 329 offices representing 36 financial institutions holding over $19.2 billion in deposits. We believe that our community bank focus, with our emphasis on service to small- to medium-sized businesses, individuals, and professional concerns, gives us opportunities in these markets. Nevertheless, a number of these competitors are well established in the West Central region. Most of them have substantially greater resources and lending limits than we have and offer services that we do not currently provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

At December 31, 2006, the Company and its subsidiary employed 102 full-time employees and 7 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available information

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “FSTF.” A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge from the Company upon written request to Marion DeLay, Corporate Secretary, First State Financial Corporation, 22 South Link Ave., Sarasota, FL 34236, or you may contact Ms. DeLay through the Investor Relations section of the Company’s website at www.firststatefl.com. (Reference to the Company’s website in this Annual Report on Form 10-K does not in any way incorporate information contained in such website into this report.)

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

Community Reinvestment Act: Under the Community Reinvestment Act (“CRA”) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practice. The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

First State Bank was evaluated in 2004 and received a “satisfactory” rating.

Anti-Money Laundering and USA Patriot Act of 2001: In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act”). The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

FDIC Improvement Act: Among other things, the FDIC Improvement Act (“the FDICIA”) provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 2006, the Bank met the definition of a “well capitalized” institution.

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

The Bank is subject to the provisions of FDICIA relating to internal controls. These provisions require that the Bank document and test its internal control structure and report on it on an annual basis. As of December 31, 2006, the Bank complied with all applicable sections of the regulation and reported as required in 2006.

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

Item 1A.	Risk Factors

Unless the context indicates otherwise, all references in this Item to “we,” “us” or “our,” refer to First State Financial Corporation and its subsidiary. An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. The risks and uncertainties described below in bold are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deemed immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans and investment securities. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and levels of non-interest bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. As of December 31, 2006, we were an asset-sensitive financial institution (assets repricing within one year exceeded liabilities repricing within one year). Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

We may encounter unexpected financial and operating problems due to our rapid growth, as our strategy to grow in assets and locations may not be successful.

Our total assets have grown from $147.4 million as of December 31, 2001 to $453.4 million as of December 31, 2006. The largest contributor to our growth has been the expansion of our loan portfolio.

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

We face the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required which would cause our net income to decline and could have a negative impact on our capital and financial position.

Making loans is an essential element of our business, and we recognize there is a risk that customer loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including the ongoing review and grading of the loan portfolio, consideration of past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine that amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience as well as that of the banking industry with additional qualitative factors for various issues, and allocations of reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

There is no precise method of predicting loan losses, and therefore we always face the risk that charge-off in future periods will exceed our allowance for loan losses, and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would cause net income to decline in the periods(s) in which such additions occur and could also have a material adverse impact on capital and financial position.

Our success is largely dependent on our ability to attract and retain talented employees for key positions. We do not have employment or noncompete agreements with our employees.

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

Commercial real estate and commercial business lending generally involve higher credit risks than single-family residential or consumer lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers. At December 31, 2006, we had a balance of $216.4 million in commercial real estate loans and $59.3 million in commercial business loans. Considering our entire loan portfolio is $377.1 million, these loans represent over 73% of our portfolio.

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

New accounting or tax pronouncement or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact our results of operations and financial position.

Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as a bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations, New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on the results of operations.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures interruptions or security breaches or our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

Our vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, our business and a negative impact on the results of operations.

We have entered into subcontracts for the supply of current and future services, such as data processing and certain information technology and communication functions. These services must be available on a continuous and timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

We often purchase services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligation under these agreement or that we will be able to compel them to do so. Risks of relying on vendors include the following.

•

If an existing agreement expires or a certain service is discontinued by a vendor, then we may not be able to continue to offer our customers the same breadth of products and our operating results would likely suffer unless we are able to find an alternate supply of a similar service.

•	Agreements we may negotiate in the future may commit us to certain minimum spending obligations. It is possible we will not be able to create the market demand to meet such obligations.

•

If market demand for our products increase suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new arrangements or new sources of supply, and may result in substantial delays in meeting market demand.

•	We may not be able to control or adequately monitor the quality of service we receive from our vendors. Poor quality services could damage our reputation with our customers.

Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures, Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, result of operations and financial condition.

Certain provisions of Florida law may discourage or prevent a takeover of our company and result in a lower market price for our common stock.

Florida laws, as well as certain federal regulations, contain anti-takeover provisions that apply to us. While these provisions may offer us flexibility in managing our business, they could discourage potential buyers from seeking to acquire us, even though certain shareholders may wish to participate in such a transaction. These provisions could adversely affect the market price of our common stock

An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destablizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, level of deposits, and demand for financial products such as loans.

High inflation, natural disasters, acts of terrorism, an escalation of hostilities or other international or domestic occurrences, increased unemployment, changes in securities markets and other factors could have a negative impact on the economy of the regions in which we operate. A sustained economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in our banking subsidiary and the stability of our deposits.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

The Bank leases a banking office at 2323 Stickney Point Road, Sarasota, Florida 34231. This branch consists of approximately 6,700 square feet and is leased for a period until May 31, 2007 (with a second option to renew for a period of six years ending on May 31, 2013). In January 2006, the Bank began occupying 5,283 square feet on the second floor of its offices located at 22 South Links Avenue, Sarasota, Florida 34236. This space is leased for a period of five years and expires December 31, 2010.

In 2006, the Bank entered into a lease agreement to secure space for future expansion, the lease agreement has a tentative commencement date of April, 2007. The premises to be leased are approximately 4,576 square feet and located in the Belleair Commons shopping center at, US Highway19, Clearwater, Florida units 2, 3, 4 and 5. The term of the lease is twenty years after the commencement date of the lease.

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

No matters were submitted to a vote of First State Financial Corporation security holders during the fourth quarter of the year ended December 31, 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information required to be reported under this item is set forth in the section entitled “Capital” within the “Management Discussion and Analysis” of the Company’s 2006 Annual Report and is incorporated herein by reference.

PERFORMANCE GRAPH

Our common stock trades in the NASDAQ National Market System under the symbol FSTF. We began trading on the NASDAQ National System on December 10, 2004. Prior to that date there was no public market for our common stock.

The following Performance Graph compares the yearly percentage change in the cumulative total shareholder return on our common stock to the cumulative total return on the NASDAQ Composite Index and the SNL NASDAQ Bank Index from December 10, 2004 through December 31, 2006 (assuming a $100 investment on December 10, 2004 and reinvestment of all dividends).

First State Financial Corporation

	Period Ending
Index	12/10/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06
First State Financial Corporation	100.00	102.36	98.67	121.82	145.56	137.19
NASDAQ Composite	100.00	102.28	97.04	104.45	103.32	115.30
SNL NASDAQ Bank Index	100.00	102.27	97.35	99.15	103.73	111.32

Source : SNL Financial LC,
Charlottesville, VA	434-977-1600
© 2007	www.snl.com

Item 6.	Selected Financial Data

Information required to be reported under this item is set forth in the table entitled, “Selected Five Year Data” in the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required to be reported under this item is set forth in the “Management Discussion and Analysis” section of the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required to be reported under this item is set forth in the section entitled “Asset/Liability Management and Interest Rate Risk” of the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required to be reported under this item is set forth in the Financial Statements of the Company’s 2006 Annual Report and is incorporated by herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of First State Financial Corporation is responsible for establishing and maintained adequate control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer and effected by the Corporation’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Corporation:

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and the directors of the Corporation; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2006, management with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2006.

Crowe Chizek and Company LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Senior Vice President and Chief Financial Officer

/s/ Corey Coughlin
Corey Coughlin
President and Chief Executive Officer

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

Additional information required to be reported under this item is set forth in the section entitled “Report of Independent Registered Public Accounting Firm” of the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-K as Exhibit 14.1. The information required to be reported under this item is set forth in the sections titled “Election of Directors,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be reported under this item is set forth in the section entitled “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be reported under this item is set forth in the sections entitled “Stock Ownership Information” and “Equity Compensation Plan Information at December 31, 2006” of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be reported under this item is set forth in the sections entitled “Certain Relationships and Related Transactions” and “Board Governance” of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be reported under this item is set forth in the section entitled “Selection of Independent Registered Certified Public Accounting Firm” of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements:

Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company’s financial statements contained in the Company’s 2006 Annual Report attached as Exhibit 13.1 to this report.

2.	Financial statement schedules:

The financial statement schedules are either included in the financial statements or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation, as amended, of the Company. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement on Form S-1, No. 333-119800 (“Registration Statement”).

3.2	By-Laws incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

4.1	Specimen Common Stock Certificate incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.2	First State Financial Corporation 2004 Stock Plan. Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-124835.

10.3	Standard Office Building Lease between Win Properties, Inc. and First State Bank of Sarasota, dated March 17, 1995. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.4	Promissory Note between First State Financial Corporation and Independent Bankers’ Bank of Florida and related Business Loan Agreement and Commercial Pledge Agreement, dated April 30, 2004. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.5	Standard Office Building Lease between Links Associates, Ltd. and First State Bank, dated September 20, 2005. Incorporated by reference to the comparable exhibit number in the Company’s 2005 Annual Report on Form 10-K.

10.6	Standard Office Building Lease between Clearwater Retail Partners, LLC and First State Bank dated May 1, 2006.

11.1	Computation of Earnings Per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth in Note 8 of the Company’s 2006 Annual Report and is incorporated herein by reference.

13.1	2006 Annual Report to Shareholders of First State Financial Corporation. Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed “filed” as part of such Form 10-K attached herewith.

14.1	Code of Ethics incorporated by reference to the comparable exhibit number in the Company’s 2004 Report on Form 10-K.

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE FINANCIAL CORPORATION

/s/ Corey J. Coughlin
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 1, 2007.

Signatures	Title

/s/ Corey J. Coughlin	President, Chief Executive Officer and Director
(principal executive officer)

/s/ Robert H. Beymer	Director

/s/ Daniel Harrington	Director

/s/ Marshall Reynolds	Director

/s/ Neal Scaggs	Chairman of the Board and Director

/s/ Robert L. Shell, Jr.	Director

/s/ Thomas W. Wright	Director

Exhibit Index

Exhibit No.
10.6	Standard Office Building Lease between Clearwater Retail Partners, LLC and First State Bank dated May 1, 2006.

13.1	First State Financial Corporation 2006 Annual Report

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002