Form 10-Q
period 2007-03-31
FIRST STATE FINANCIAL CORP/FL
filed 2007-05-10
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 7, 2007, the registrant had outstanding 5,875,500 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 (unaudited) and December 31, 2006

(Dollar amounts in thousands except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$5,428	$6,427
Federal funds sold	25,065	37,806

Cash and cash equivalents	30,493	44,233
Interest bearing deposits in other financial institutions	583	299
Securities, available for sale	25,281	24,860
Loans, net of allowance of $4,559 and $4,358	375,664	372,747
Federal Home Loan Bank stock	951	880
Premise and equipment, net	7,225	4,558
Accrued interest and other assets	6,770	5,871

Total Assets	$446,967	$453,448

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$39,229	$44,383
Interest-bearing checking	16,830	19,409
Money market	33,782	30,508
Savings	24,582	22,625
Time	277,240	283,394

Total deposits	391,663	400,319
Accrued interest payable and other liabilities	2,893	1,602
Federal Home Loan Bank advances & other borrowings	3,001	3,001

Total Liabilities	397,557	404,922
Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,875,500 shares issued at March 31, 2007 and 5,874,450 share issued at December 31, 2006	5,875	5,874
Additional paid-in capital	32,008	31,974
Retained earnings	11,669	10,870
Accumulated other comprehensive income (loss)	(142)	(192)

Total Stockholders’ Equity	49,410	48,526

Total Liabilities and Stockholders’ Equity	$446,967	$453,448

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(Dollar amounts in thousands except per share data)

	2007	2006
Interest and Dividend Income
Loans, including fees	$8,050	$6,654
Taxable securities	183	163
Tax exempt securities	86	59
Federal funds sold and other	339	23

	8,658	6,899
Interest expense
Deposits	4,040	2,523
Federal Home Loan Bank advances and other borrowings	47	132

	4,087	2,655

Net Interest Income	4,571	4,244
Provision for loan losses	191	375

Net interest income after provision for loan losses	4,380	3,869
Non-interest income
Service charges and other fees	313	296
Mortgage banking fees	160	322
Other	23	38

	496	656
Non-interest expense
Salaries and employee benefits	1,841	1,639
Occupancy and equipment	380	370
Data processing	156	139
Professional services	89	50
Stationery and supplies	41	40
Advertising and marketing	79	98
Other	282	334

	2,868	2,670

Income before income taxes	2,008	1,855
Income tax expense	739	697

Net Income	$1,269	$1,158

Earnings per share
Basic	$0.22	$0.20
Diluted	$0.21	$0.20
Average common shares outstanding
Basic	5,874,999	5,863,265
Diluted	5,916,499	5,910,472
Dividends per share	$0.08	$0.06

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income(Loss)	Total
Balance at December 31, 2005	5,863,265	$5,863	$31,763	$7,231	$(373)	$44,484
Comprehensive income:
Net income				1,158		1,158
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(22)	(22)

Total Comprehensive Income						1,136
Stock-based compensation			39			39
Exercise of stock options
Cash dividend, $0.06 per share				(352)		(352)

Balance at March 31, 2006	5,863,265	$5,863	$31,802	$8,037	$(395)	$45,307

Balance at December 31, 2006	5,874,450	$5,874	$31,974	$10,870	$(192)	$48,526
Comprehensive income:
Net income				1,269		1,269
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					50	50

Total Comprehensive Income						1,318
Stock-based compensation			23			23
Exercise of stock options	1,050	1	11			12

Cash dividend, $0.08 per share				(470)		(470)

Balance at March 31, 2007	5,875,500	$5,875	$32,008	$11,669	$(142)	$49,410

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(Dollar amounts in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$1,269	$1,158
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	191	375
Depreciation	105	60
Net amortization of securities	—	15
Stock compensation expense	23	39
Net change in:
Other assets	(930)	(2,211)
Accrued expenses and other liabilities	1,291	410

Net cash from operating activities	1,949	(154)
Cash flows from investing activities:
Net change in time deposits	(284)	162
Available-for-sale securities:
Maturities, prepayments and calls	585	553
Purchases	(926)	(3,724)
Loan originations and payments, net	(3,108)	(23,798)
Net sale of FHLB stock	(71)	(152)
Net change in premise and equipment	(2,772)	(98)

Net cash from investing activities	(6,576)	(27,057)
Cash flows from financing activities:
Net change in deposits	(8,655)	25,126
Net change in short-term borrowing	—	2,623
Proceeds from exercise of stock options	12	—
Cash dividend paid	(470)	(352)

Net cash from financing activities	(9,113)	27,397
Net change in cash and cash equivalents	(13,740)	186
Beginning cash and cash equivalents	44,233	6,054

Ending cash and cash equivalents	$30,493	$6,240

Supplemental cash flow information
Interest paid	$4,108	$2,628
Income taxes paid	8	230

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year of 2007.

NOTE 2 – NEW ACCOUNTING STANDARDS

In February 2007 the Financial Accounting Standards Board issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands the scope of what companies may carry at fair value. Statement 159 offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, (the fair value option, or FVO). The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. The new statement is effective for fiscal years beginning after November 15, 2007. The Company has decided not to early adopt FAS 159 and to continue to record certain financial assets at fair value using another measurement basis permitted by generally accepted accounting principles.

On September 15, 2006, the FASB issued a statement to address fair value measurements. Statement 157, “Fair Value Measurements,” which requires changes to how certain instruments are measured, both those for which fair value is elected and those where generally accepted accounting principles (GAAP) requires use of fair value. The Company has not yet determined the effect of implementing this pronouncement, which is effective for fiscal years ending after January 1, 2008.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

NOTE 3 – STOCK-BASED COMPENSATION

First State Financial Corporation’s 2004 Stock Plan, which is stockholder approved, permits the grant of stock options for up to 500,000 shares of common stock. Under the terms of the plan, the option price is not less than the fair market value of the common stock on the date of grant. Stock options generally vest over five years and have a ten year contractual term. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plan).

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

During the quarter ended March 31, 2007, the Company granted 24,000 stock options. The fair value of the options granted in the first quarter of 2007 was $4.98 per option. This value was estimated as of the date of the grant using the following assumptions: dividend yield 1.71%, expected volatility 25.213%, risk-free interest rate 4.77%, and an expected life of 6.5 years. 28,000 stock options were granted during the first quarter of 2006. The stock options were granted by the Compensation Committee to members of executive management based on the Bank’s achievement of its earnings and growth plan for the prior fiscal year and as a long-term incentive towards the Bank’s long-term objectives.

During the quarter ended March 31, 2007, 6,400 options vested and 1,050 options were exercised. During the previous year quarter ended March 31, 2006, 1,600 options vested and no options were exercised.

A summary of share option activity under the Plan as of March 31, 2007 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2007	171,615	$10.62
Granted	24,000	16.95
Exercised	1,050	8.45
Forfeited or expired	4,000	4.00

Options outstanding, March 31, 2007	190,565	$11.83	6.68	$954

Options exercisable, March 31, 2007	58,825	$8.47	5.81	$492

For the quarter ended March 31, 2007, $23 thousand in compensation cost related to the Company’s stock option plan was recorded in net income. As of March 31, 2007, $240 thousand in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.7 years. All stock option compensation costs recognized in the first three months of 2007 related to incentive stock options. Accordingly, there is no tax benefit to disclose. Also, see Note 5 – ‘Subsequent Events’ for share option activity that occurred after the quarter ended March 31, 2007.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	March 31, 2007	December 31, 2006
Commercial	$62,843	$59,506
Real estate:
Residential	56,207	58,863
Commercial	197,743	194,992
Construction	49,718	51,426
Consumer and other	15,117	13,724

	381,628	378,511
Less: deferred loan fees, net	(1,405)	(1,406)
allowance for loan losses	(4,559)	(4,358)

Total loans, net	$375,664	$372,747

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the three months ended
	March 31, 2007	March 31, 2006
Balance, beginning of period	$4,358	$3,397
Provision charged to operations	191	375
Loans charged off	(4)	(228)
Recoveries	14	8

Balance, end of period	$4,559	$3,552

Impaired loans were as follows (in thousands):

	Year-to-date activity for the period ended
	March 31, 2007	December 31, 2006
Loans with no allocated allowance for loan losses	$29	$8,295
Loans with allocated allowance for loan losses	11,771	2,403

	$11,800	$10,698

Amount of the allowance for loan losses allocated	$2,258	$1,348

NOTE 5 – SUBSEQUENT EVENTS

As announced on April 13, 2007, effective April 9, 2007, Corey J. Coughlin resigned as a Director and as President and Chief Executive Officer of the Registrant and of First State Bank to pursue other business opportunities. The Registrant appointed John E. “Jed” Wilkinson as President and Chief Executive Officer and Director of the Registrant and of First State Bank. As severance compensation the Registrant will pay Mr. Coughlin $215 thousand, which will be recognized as an expense during the second quarter of 2007.

Mr. Coughlin has 80,000 stock options outstanding of which 44,000 are vested and the remaining 36,000 stock options are unvested and considered forfeited as of April 9, 2007. Mr. Coughlin has 90 days from the date of his resignation to exercise his vested stock options. The forfeited options will reduce the Company’s unrecognized compensation costs at March 31, 2007 of $240 thousand to be recognized over a period of 2.7 years to 153 thousand to be recognized over a period of 2.6 years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three months ended March 31, 2007. It should be read in conjunction with the unaudited Consolidated Financial Statement and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2006 Annual Report on Form 10-K. In addition the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2006 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The Bank is committed to growing by:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers;

•	Adhering to sound credit standards and maintaining the continued quality of assets; and

•	Acquiring and developing new branches within our geographical area.

Some of the key developments and achievements since the beginning of 2007 include:

•	1% increase in net loan production (new loans less repayments);

•	Loan-to-deposit ratio of 97.4% as of March 31, 2007;

•	The purchase of land located in Venice for a future branch scheduled for 2008;

•

New leadership positions were created to head each Division of the Bank. Mike Worthington, was promoted to President of the Sarasota County Division and David Ruppel, was promoted to President of the Pinellas County Division. Mr. Worthington and Mr. Ruppel are both accomplished banking executives with 20 plus years of experience each;

•	In April, 2007 Corey J. Coughlin resigned as Director and President and Chief Executive Officer of the Company and of First State Bank, to pursue other business opportunities; and

•

John E. “Jed” Wilkinson was appointed as President, Chief Executive Officer and a Director of the Company and of First State Bank. Mr. Wilkinson has been with the Company since November 2002, serving most recently as Executive Vice-President and Chief Operating Officer of First State Bank. Prior to joining the Company, Mr. Wilkinson served as Executive Vice-President and Chief Operating Officer of South Trust Bank from 1987 to 2002 as part of his 16-year tenure with them.

We continue to face a variety of challenges and opportunities inherent within the banking industry which are characterized by the uncertainty in the timing of interest rate changes, credit quality and intense competition. With the reorganization of management, the Company is positioning to better serve its customers in the Pinellas and Sarasota markets. As part of our strategic plan the management team and employees will continue to build upon our past successes by building customer relationships, monitoring credit quality, maintaining our margin and expanding our presence within our geographical market.

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

	Three months ended March 31,
			change
(Dollars in thousands)	2007	2006	$	%
Interest income	$8,658	$6,899	$1,759	25%
Interest expense	4,087	2,655	1,432	54%

Net interest income	4,571	4,244	327	8%
Provision for loan losses	191	375	(184)	-49%

Net interest income after provision	4,380	3,869	511	13%
Non-interest income	496	656	(160)	-24%
Non-interest expense	2,868	2,670	198	7%

Income before income taxes	2,008	1,855	153	8%
Income tax expense	739	697	42	6%

Net income	$1,269	$1,158	$111	10%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the three months ended March 31,
	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earning assets:
Loans (1)	$372,964	$8,050	8.75%	$342,473	$6,654	7.88%
Investment securities, taxable	16,413	183	4.53%	15,747	163	4.19%
Investment securities, non-taxable (2)	8,517	117	5.57%	5,611	80	5.83%
Other	27,316	339	5.03%	2,078	23	4.40%

Total interest earning assets	425,210	8,689	8.29%	365,909	6,920	7.67%
Non-interest earning assets	16,417			15,541

Total assets	$441,627			$381,450

Liabilities:
Interest bearing liabilities:
NOW accounts	$16,806	$54	1.30%	$16,415	$34	0.83%
Money market	31,420	285	3.68%	40,851	301	2.99%
Savings	21,703	185	3.46%	21,145	125	2.39%
Time deposits	279,930	3,516	5.09%	205,186	2,063	4.08%
Borrowings	3,001	47	6.34%	10,697	132	5.02%

Total interest bearing liabilities	352,860	4,087	4.70%	294,294	2,655	3.66%
Demand deposits	36,788			40,057
Other non-interest bearing liabilities	2,882			1,984

Total non-interest bearing liabilities	39,670			42,041

Stockholders’ equity	49,097			45,115

Total liabilities & stockholders’ equity	$441,627			$381,450

Net Interest Income		$4,602			$4,265

Net Interest Margin (3)			4.39%			4.73%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the three months ended March 31, 2007 and March 31, 2006. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the three months ended March 31, 2007 Compared to 2006
	Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Loans	$622	$774	$1,396
Investment securities, taxable	7	13	20
Investment securities, non-taxable (1)	41	(4)	37
Other	313	3	316

Total interest income	983	786	1,769

Increase (decrease) in interest expense:
NOW accounts	1	19	20
Money market	(78)	62	(16)
Savings	3	56	59
Time deposits	862	591	1,453
Borrowings	(113)	29	(84)

Total interest expense	675	757	1,432

Total change in net interest income	$308	$29	$337

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.

FOR THE QUARTER ENDED March 31, 2007:

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

Net interest income on a fully tax-equivalent basis for the first quarter of 2007, was $4.6 million compared to $4.3 million for the comparable period of 2006. This represents a $337 thousand increase or 8%. The increases in interest income and interest expense for the first quarter of 2007 were driven by a combination of volume growth and an increase in yields. Average earning assets grew 16.2% for the first quarter of 2007 over the first quarter of 2006, from $365.9 million to $425.2 million, with the yield on average earning assets increasing 62 basis points. Average interest bearing liabilities (deposits and borrowings) grew 20.0% for the first quarter of 2007 over the first quarter of 2006, from $294.3 million to $352.9 million, with the cost increasing 104 basis points.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2007 was $496 thousand. For the same period of 2006, non-interest income was $656 thousand. Mortgage banking fees decreased $162 thousand, from $322 thousand in the first quarter of 2006 to $160 thousand in the first quarter of 2007. This decrease is due to the decrease in the volume of transactions closed, as the result of changes in the marketplace, as the activity in the residential real estate market has reduced from that in the first quarter of 2006.

NON-INTEREST EXPENSE

For the first quarter of 2007, non-interest expense was $2.87 million, an increase of $198 thousand over the first quarter of 2006. Salaries and Employee Benefits represented the largest increase in non-interest expense. This item increased $202 thousand in the first three months of the year versus the first three months of 2006. Of that increase 90.4% was for salaries and 9.6% for benefits. This is a result of an increase in staff and officer positions as well as normal salary increases. The number of full-time equivalent employees increased from 95 as of March 31, 2006 to 108.5 as of the March 31, 2007. Stock-based compensation of $23 thousand was recognized during the first quarter of 2007. Management has controlled the remainder of overhead expenses within the budgeted annual operating plan, as the slight increases in professional services, data processing and occupancy and equipment were offset with decreases in advertising and other miscellaneous expenses.

Non-interest expenses for the remainder of 2007 are expected to fluctuate when compared to comparable periods of 2006. During 2006 we incurred consulting fees of $93 thousand for the initial documentation of controls to comply with the Sarbanes-Oxley Act; management expects related Sarbanes-Oxley costs for 2007 to be less. As part of the Company’s strategic plan management’s objective is to continue to grow the Bank in assets, profitability and branch locations. Management strives to achieve this objective through: 1) the recent appointment of market area Presidents, allowing each President to operate more effectively and efficiently with the employees, customers and potential customers of their division; 2) organic growth, as two branches are scheduled to open in 2007 in the cities of Belleair and Clearwater (in 2008 a third location is scheduled to open in Venice); and 3) exploring opportunities to acquire suitable banks in our marketplace. As the Company begins to invest in our future locations, margins may compress until those branches are fully established. Additionally, with the resignation of the President and Chief Executive Officer subsequent to the end of the first quarter, as discussed in Note 5 – ‘Subsequent Events,’ severance compensation of $215 thousand will be paid out and recognized during the second quarter of 2007.

INCOME TAXES

For the quarter ended March 31, 2007 and 2006, the Company recorded income tax expense of $739 thousand and $697 thousand, respectively. Accordingly, our effective tax rates were 36.8% and 37.6% for the first quarter of 2007 and 2006, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

			change
(Dollars in thousands)	March 31, 2007	December 31, 2006	$	%
Cash	$30,493	$44,233	($13,740)	-31%
Interest bearing deposit in other financial institutions	583	299	284	95%
Investments	25,281	24,860	421	2%
Loans – gross	381,628	378,511	3,117	1%
Net deferred fees	(1,405)	(1,406)	1	0.1%
Allowance for loan loss reserve	(4,559)	(4,358)	(201)	-5%
Other	14,946	11,309	3,637	32%

Total Assets	$446,967	$453,448	($6,481)	-1%

Non-interest bearing deposits	$39,229	$44,383	($5,154)	-12%
Interest bearing deposits	352,434	355,936	(3,502)	-1%
Borrowings	3,001	3,001	—	—
Other	2,893	1,602	1,291	81%
Stockholders’ equity	49,410	48,526	884	2%

Total Liabilities and Stockholders’ equity	$446,967	$453,448	$6,481	-1%

The balance sheet shows our changes in loans and in deposits and our commitment to funding a productive mix of assets.

•	Gross loans grew $3.1 million (from $378.5 million at December 31, 2006 to $381.6 million at March 31, 2007);

•

Deposits decreased $8.6 million with decreases in demand, interest-bearing checking and time deposits, attributed to a shift of funds to money market deposits, a competitive market and the maturity of long-term time deposits. The decrease was offset with increases in money market and savings deposits due to changing terms and interest rates (from $400.3 million to $391.7 million);

•	Other assets grew $3.6 million with the purchase of land in Venice for a future branch;

•	Our securities portfolio grew with the purchase of $926 thousand in new investments (net growth was $421 thousand – from $24.9 million to $25.2 million);

•	Borrowings remained unchanged at $3 million;

•	The above activity was funded with our decrease in cash.

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

As of March 31, 2007, the allowance for loan losses was $4.6 million, up $201 thousand (or 5%) from December 31, 2006. This increase consists of additional provision of $191 thousand, recorded during the first quarter of 2007, recoveries of $14 thousand and charge-offs of $4 thousand. The increased provision since the end of last year is due primarily to the downgrading of six commercial loans.

The ratio of the allowance for loan loss to total loans outstanding was 1.19% as of March 31, 2007, up four basis points from December 31, 2006. Considering the growth in the loan portfolio management reviews all individual commercial loans of a certain grade for impairment, reviewing delinquency and charge-off trends and taking into consideration external economic factors such as market conditions and rising interest rates, as well as those factors mentioned above. During the first quarter of 2007 certain environmental variables were decreased to reflect the current market and seasonal conditions, as well as the current interest rate environment, as interest rates have been stable. Based on management’s review of commercial and construction loans impaired assets increased $1.1 million during the quarter ended March 31, 2007. The increase was due to the downgrading of six commercial loans; however the increase was offset with the removal of two customer relationships from the impaired asset listing. The two customer relationships, which include ten commercial loans, were removed from the impaired asset listing and from nonperforming assets, as a result of the borrowers’ commitment and consistency in making payments. Management continues to monitor and review all impaired loans and we believe that our collateral position, along with a specific allocation of the allowance, sufficiently protects the Bank from further loss; however those loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

As of March 31, 2007, total loans on nonaccrual status were $653 thousand, representing 0.17% of total loans. There was $889 thousand of loans on nonaccrual status at December 31, 2006. This represented 0.23% of total loans on that date. At March 31, 2007, non-performing assets represents five customer relationships. The largest relationship represents $246 thousand, or 38%, of nonaccrual loans. In addition to loans classified as nonaccrual, the Bank carefully monitors other credits that are current in terms of principal and interest payments but that we believe may deteriorate in quality if economic conditions change.

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

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to its regulators. The credit availability approximated $67.0 million at March 31, 2007, under which $3 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential loan portfolio.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Overall we and the Bank continue to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s and Bank’s regulatory capital ratios are consistently above the “well-capitalized” standards and each has sufficient capital to maintain a “well-capitalized” designation. Our capital ratios as of March 31, 2007 and December 31, 2006 are presented below.

(Dollars in thousands)		Well-	March 31, 2007		December 31, 2006
	Minimum	Capitalized	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$49,551	12.61%	$48,718	12.17%
Total capital	8.0%	10.0%	54,109	13.77%	53,076	13.26%
Tier 1 leverage	4.0%	5.0%	49,551	11.22%	48,718	10.89%

First State Bank
Tier 1 capital	4.0%	6.0%	49,463	12.57%	48,670	12.16%
Total capital	8.0%	10.0%	54,022	13.73%	53,028	13.25%
Tier 1 leverage	4.0%	5.0%	49,463	11.20%	48,670	10.96%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

Interest rate sensitivity as of March 31, 2007 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is very prevalent. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

The Company’s simulation analysis has its limitations, as the assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income, nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet components and interest rate changes, market conditions and management strategies, among other factors.

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

Under the supervision and with the participation of management, including the Chief Executive Officer, John E. “Jed” Wilkinson and Chief Financial Officer our controls and procedures in place as of the end of the period covered by this report were evaluated. They concluded that our disclosure controls and procedures were adequate. No significant deficiencies or material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data have been identified. We made no significant changes in our internal disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of evaluation by management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer, John E. “Jed” Wilkinson and Chief Financial Officer, of the effectiveness of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation enhancements were made to the financial reporting process, however no changes were made that were considered material or reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On April 9, 2007, the Company held an annual meeting of the stockholders of the Common Stock to vote to elect seven persons to the Company’s Board of Directors. The following table sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominee:	Votes Cast For	Votes Withheld
Robert Beymer	4,441,819	17,300
Corey Coughlin	4,453,802	5,317
Daniel Harrington	4,433,819	25,300
Marshall Reynolds	4,384,858	74,261
Neal Scaggs	4,425,302	33,817
Robert Shell, Jr.	4,453,819	5,300
Thomas Wright	4,453,369	5,750

Item 5.	OTHER INFORMATION

As announced on April 13, 2007, effective April 9, 2007, Corey J. Coughlin resigned as a Director and as President and Chief Executive Officer of the Registrant and of First State Bank to pursue other business opportunities. The Registrant appointed John E. “Jed” Wilkinson as President and Chief Executive Officer and Director of the Registrant and of First State Bank. As severance compensation the Registrant will pay Mr. Coughlin $215 thousand, which will be recognized as an expense during the second quarter of 2007.

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

Date: May 9, 2007

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson
John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Senior Vice President and Chief Financial Officer