Form 10-Q
period 2007-06-30
FIRST STATE FINANCIAL CORP/FL
filed 2007-08-03
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 3, 2007, the registrant had outstanding 5,919,500 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 (unaudited) and December 31, 2006

(Dollar amounts in thousands except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$5,467	$6,427
Federal funds sold	59	37,806

Cash and cash equivalents	5,526	44,233
Interest bearing deposits in other financial institutions	233	299
Securities, available for sale	33,966	24,860
Loans, net of allowance of $4,608 and $4,358	397,522	372,747
Federal Home Loan Bank stock	1,176	880
Premise and equipment, net	7,680	4,558
Accrued interest and other assets	5,634	5,871

Total Assets	$451,737	$453,448

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$39,127	$44,383
Interest-bearing checking	14,166	19,409
Money market	31,789	30,508
Savings	23,979	22,625
Time	273,646	283,394

Total deposits	382,707	400,319
Accrued interest payable and other liabilities	1,644	1,602
Federal Home Loan Bank advances & other borrowings	_18,001	3,001

Total Liabilities	402,352	404,922
Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,875,500 shares issued at June 30, 2007 and 5,874,450 share issued at December 31, 2006	5,875	5,874
Additional paid-in capital	32,029	31,974
Retained earnings	11,996	10,870
Accumulated other comprehensive loss	(515)	(192)

Total Stockholders’ Equity	49,385	48,526

Total Liabilities and Stockholders’ Equity	$451,737	$453,448

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$8,022	$7,403	$16,072	$14,057
Taxable securities	237	183	421	346
Tax exempt securities	87	71	172	130
Federal funds sold and other	135	33	474	55

	8,481	7,690	17,139	14,588
Interest expense
Deposits	4,095	2,935	8,135	5,458
Federal Home Loan Bank advances and other borrowings	94	237	141	369

	4,189	3,172	8,276	5,827

Net Interest Income	4,292	4,518	8,863	8,761
Provision for loan losses	286	305	477	680

Net interest income after provision for loan losses	4,006	4,213	8,386	8,081
Non-interest income
Service charges and other fees	358	317	670	613
Mortgage banking fees	265	386	425	708
Other	21	32	45	70

	644	735	1,140	1,391
Non-interest expense
Salaries and employee benefits	2,263	1,749	4,104	3,388
Occupancy and equipment	412	389	793	759
Data processing	156	143	312	281
Professional services	132	40	221	90
Stationery and supplies	56	50	97	91
Advertising and marketing	77	95	156	192
Other	303	281	584	616

	3,399	2,747	6,267	5,417

Income before income taxes	1,251	2,201	3,259	4,055
Income tax expense	454	862	1,193	1,558

Net Income	$797	$1,339	$2,066	$2,497

Earnings per share
Basic	$0.14	$0.23	$0.36	$0.43
Diluted	$0.14	$0.23	$0.35	$0.42
Average common shares outstanding
Basic	5,875,500	5,865,562	5,875,251	5,864,420
Diluted	5,909,198	5,913,573	5,911,432	5,903,679
Dividends per share	$0.08	$0.07	$0.16	$0.13

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income(Loss)	Total
Balance at December 31, 2005	5,863,265	$5,863	$31,763	$7,231	$(373)	$44,484
Comprehensive income:
Net income				2,497		2,497
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(314)	(314)

Total Comprehensive Income						2,183
Stock-based Compensation			68			68
Exercise of stock options	3,585	4	29			33
Cash dividend, $0.13 per share				(762)		(762)

Balance at June 30, 2006	5,866,850	$5,867	$31,860	$8,966	$(687)	$46,006

Balance at December 31, 2006	5,874,450	$5,874	31,974	$10,870	$(192)	$48,526
Comprehensive income:
Net income				2,066		2,066
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(323)	(323)

Total Comprehensive Income						1,743
Stock-based compensation			44			44
Exercise of stock options	1,050	1	11			12
Cash dividend, $0.16 per share				(940)		(940)

Balance at June 30, 2007	5,875,500	$5,875	$32,029	$11,996	$(515)	$49,385

Balance at March 31, 2006	5,863,265	$5,863	$31,802	$8,037	$(395)	$45,307
Comprehensive income:
Net income				1,339		1,339
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(292)	(292)

Total Comprehensive Income						1,047
Stock-based compensation			29			29
Exercise of stock options	3,585	4	29			33
Cash dividend, $0.07 per share				(410)		(410)

Balance at June 30, 2006	5,866,850	$5,867	$31,860	$8,966	$(687)	$46,006

Balance at March 31, 2007	5,875,500	$5,875	$32,008	$11,669	$(142)	$49,410
Comprehensive income:
Net income				797		797
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(373)	(373)

Total Comprehensive Income						424
Stock-based compensation			21			21
Exercise of stock options
Cash dividend, $0.08 per share				(470)		(470)

Balance at June 30, 2007	5,875,500	$5,875	$32,029	$11,996	$(515)	$49,385

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Six Months Ended June 30, 2007 and 2006

(Unaudited)

(Dollar amounts in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$2,066	$2,497
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	477	680
Depreciation	209	209
Net amortization of securities	(18)	25
Stock compensation expense	44	68
Net change in:
Other assets	(48)	(627)
Accrued expenses and other liabilities	523	(50)

Net cash from operating activities	3,253	2,802
Cash flows from investing activities:
Net change in interest bearing deposits in other financial institutions	66	84
Available-for-sale securities:
Maturities, prepayments and calls	1,157	1,094
Purchases	(10,764)	(5,302)
Loan originations and payments, net	(25,252)	(33,310)
Net sale of FHLB stock	(296)	(152)
Net change in premise and equipment	(3,331)	(229)

Net cash from investing activities	(38,420)	(37,815)
Cash flows from financing activities:
Net change in deposits	(17,612)	39,472
Net change in short-term borrowing	5,000	(11,000)
Repayment of long-term borrowing	—	—
Proceeds from long-term borrowing	10,000	10,000
Proceeds from exercise of stock options	12	33
Proceeds from issuance of common stock, net of capitalized costs	—	—
Cash dividend paid	(940)	(762)

Net cash from financing activities	(3,540)	37,743
Net change in cash and cash equivalents	(38,707)	2,730
Beginning cash and cash equivalents	44,233	6,054

Ending cash and cash equivalents	$5,526	$8,784

Supplemental cash flow information
Interest paid	$8,230	$5,635
Income taxes paid	1,569	1,865

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year of 2007.

NOTE 2 – NEW ACCOUNTING STANDARDS

In February 2007 the Financial Accounting Standards Board issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands the scope of what companies may carry at fair value. Statement 159 offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, (the fair value option, or FVO). The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. The new statement is effective for fiscal years beginning after November 15, 2007. The Company has decided not to early adopt FAS 159.

On September 15, 2006, the FASB issued a statement to address fair value measurements. Statement 157, “Fair Value Measurements," which requires changes to how certain instruments are measured, both those for which fair value is elected and those where generally accepted accounting principles (GAAP) requires use of fair value. The Company has not yet determined the effect of implementing this pronouncement, which is effective for fiscal years ending after January 1, 2008.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption did not have a material impact on the Company’s financial statements.

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

During the quarter ended June 30, 2007, the Company granted 10,000 stock options. The fair value of the options granted in the second quarter of 2007 was $5.40 per option. This value was estimated as of the date of the grant using the following assumptions: dividend yield 1.786%, expected volatility 25.71%, risk-free interest rate 5.08%, and an expected life of 6.5 years. During the previous quarter ended March 31, 2007 the Company granted 24,000 stock options. The Company did not grant stock options during the second quarter of 2006.

During the quarter ended June 30, 2007, 21,110 options vested and, no options were exercised. During the previous quarter ended March 31, 2007, 6,400 options vested and 1,050 options were exercised. No options vested and no options were exercised during the quarter ended June 30, 2006.

A summary of share option activity under the Plan as of June 30, 2007 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2006	171,615	$10.92
Granted	34,000	17.23
Exercised	1,050	8.45
Forfeited or expired	41,125	12.99

Options outstanding, June 30, 2007	163,440	$11.72	7.65	$1,065

Options exercisable, June 30, 2007	79,710	$9.33	6.38	$710

For the six months ended June 30, 2007, $44 thousand in compensation cost related to the Company’s stock option plan was recorded in net income, $21 thousand of which was recorded in the second quarter. As of June 30, 2007, $184 thousand in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.6 years. All stock option compensation costs recognized in the first six months of 2007 related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	June 30, 2007	December 31, 2006
Commercial	$78,089	$59,506
Real estate:
Residential	51,418	58,863
Commercial	213,636	194,992
Construction	46,518	51,426
Consumer and other	13,844	13,724

	403,505	378,511
Less: deferred loan fees, net	(1,375)	(1,406)
allowance for loan losses	(4,608)	(4,358)

Total loans, net	$397,522	$372,747

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the six months ended
	June 30, 2007	June 30, 2006
Balance, beginning of period	$4,358	$3,397
Provision charged to operations	477	680
Loans charged off	(251)	(263)
Recoveries	24	17

Balance, end of period	$4,608	$3,831

Impaired loans were as follows (in thousands):

	Year-to-date activity for the period ended
	June 30, 2007	December 31, 2006
Loans with no allocated allowance for loan losses	$197	$8,295
Loans with allocated allowance for loan losses	12,784	2,403

	$12,981	$10,698

Amount of the allowance for loan losses allocated	$2,305	$1,348

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three and six months ended June 30, 2007. It should be read in conjunction with the unaudited Consolidated Financial Statement and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2006 Annual Report on Form 10-K. In addition the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2006 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The Bank is committed to growing by:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers;

•	Adhering to sound credit standards and maintaining the continued quality of assets; and

•	Acquiring and developing new branches within our geographical area.

Some of the key developments and achievements during the second quarter of 2007 include:

•	A $21.9 million or 5.7% increase in net loan production (new loans less repayments);

•	The purchase of $9.8 million in securities to increase the duration of interest earning assets;

•	The second quarter annualized net interest margin on a fully tax equivalent basis was 4.14%;

•

John E. “Jed” Wilkinson was appointed as President, Chief Executive Officer and a Director of the Company and of First State Bank. Mr. Wilkinson has been with the Company since November 2002, serving most recently as Executive Vice-President and Chief Operating Officer of First State Bank. Prior to joining the Company, Mr. Wilkinson served as Executive Vice-President and Chief Operating Officer of South Trust Bank from 1987 to 2002 as part of his 16-year tenure with them; and

•

Plans to open four new branches over the next 15 months: Branch openings in Largo and Clearwater are scheduled for August and December 2007 and new branches are planned for Venice and Sarasota in the 2nd and 3rd quarters of 2008, respectively.

We continue to face a variety of challenges and opportunities inherent within the banking industry which are characterized by the uncertainty in the timing of interest rate changes, credit quality and intense competition. With the reorganization of management, the Company has positioned itself to better serve its customers in the Pinellas and Sarasota markets. As part of our strategic plan the management team and employees will continue to build upon our past successes by building customer relationships, monitoring credit quality, our margin and expanding our presence within our geographical market.

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

	Three months ended June 30,				Six months ended June 30,
			change				change
(Dollars in thousands)	2007	2006	$	%	2007	2006	$	%
Interest income	$8,481	$7,690	$791	10%	$17,139	$14,588	$2,551	17%
Interest expense	4,189	3,172	1,017	32%	8,276	5,827	2,449	42%

Net interest income	4,292	4,518	(226)	-5%	8,863	8,761	102	1%
Provision for loan losses	286	305	(19)	-6%	477	680	(203)	-30%

Net interest income after provision	4,006	4,213	(207)	-5%	8,386	8,081	305	4%
Non-interest income	644	735	(91)	-12%	1,140	1,391	(251)	-18%
Non-interest expense	3,399	2,747	652	24%	6,267	5,417	850	16%

Income before income taxes	1,251	2,201	(950)	-43%	3,259	4,055	(796)	-20%
Income tax expense	454	862	(408)	-47%	1,193	1,558	(365)	-23%

Net income	$797	$1,339	$(542)	-40%	$2,066	$2,497	$(431)	-17%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the six months ended June 30,
	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earning assets:
Loans (1)	$377,377	$16,072	8.59%	$352,672	$14,057	8.04%
Investment securities, taxable	17,706	421	4.79%	16,160	346	4.32%
Investment securities, non-taxable (2)	8,523	235	5.55%	6,180	178	5.80%
Other	18,479	474	5.17%	2,445	55	4.55%

Total interest earning assets	422,085	17,202	8.22%	377,457	14,636	7.82%
Non-interest earning assets	18,344			16,446

Total assets	$440,429			$393,903

Liabilities:
Interest bearing liabilities:
NOW accounts	$16,081	$114	1.43%	$16,666	$79	0.95%
Money market	31,320	576	3.71%	36,504	557	3.08%
Savings	22,837	407	3.60%	22,853	289	2.55%
Time deposits	275,749	7,038	5.15%	214,742	4,532	4.26%
Borrowings	4,769	141	5.95%	14,160	370	5.27%

Total interest bearing liabilities	350,756	8,276	4.76%	304,925	5,827	3.85%
Demand deposits	36,906			41,119
Other non-interest bearing liabilities	2,554			1,910

Total non-interest bearing liabilities	39,460			43,029

Stockholders’ equity	50,213			45,949

Total liabilities & stockholders’ equity	$440,429			$393,903

Net Interest Income		$8,926			$8,809

Net Interest Margin (3)			4.26%			4.71%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the six months ended June 30, 2007 and June 30, 2006. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the six months ended June 30, 2007 Compared to 2006
	Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Loans	$1,019	$996	$2,015
Investment securities, taxable	35	40	75
Investment securities, non-taxable (1)	64	(7)	57
Other	410	9	419

Total interest income	1,528	1,038	2,566

Increase (decrease) in interest expense:
NOW accounts	(3)	38	35
Money market	(86)	105	19
Savings	—	117	117
Time deposits	1,443	1,063	2,506
Borrowings	(272)	44	(228)

Total interest expense	1,082	1,367	2,449

Total change in net interest income	$446	$(329)	$117

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2007:

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

Net interest income on a fully tax-equivalent basis for the first six months of 2007, was $8.9 million compared to $8.8 million for the comparable period of 2006. The increase in net interest income for the first six months of 2007 was driven by volume growth in the loan portfolio and partially offset with an overall increase in interest rates. Average earning assets grew 11.8% for the first six months of 2007 over the first six months of 2006, from $377.5 million to $422.1 million, with the yield on average earning assets increasing 40 basis points. Average interest bearing liabilities (deposits and borrowings) grew 15.0% for the first six months of 2007 over the first six months of 2006, from $304.9 million to $350.8 million, with the annualized cost increasing 91 basis points.

NON-INTEREST INCOME

Non-interest income for the first six months of 2007 was $1.1 million compared to $1.4 million for the same period of 2006. The decrease from 2006 to 2007 was primarily due to a reduction in mortgage banking fees. Mortgage banking fees decreased $284 thousand, from $708 thousand in the first six months of 2006 to $425 thousand in the first six months of 2007. The decrease in mortgage banking fees was offset slightly with an increase in service charges and other fees. Service charges and other fees were $670 thousand in the first six months of 2007, an increase of $57 thousand, from $613 thousand for the same period of 2006.

NON-INTEREST EXPENSE

For the first six months of 2007, non-interest expense was $6.3 million, an increase of $850 thousand over the first six months of 2006. Salaries and employee benefits combined with professional fees represented the largest increase in non-interest expense. Salaries and employee benefits increased $716 thousand in the first six months of the year versus the first six months of 2006. 85% of that increase was for salaries and 15% was for benefits. The increase is a result of the departure of the Company’s former CEO, annual salary and bonus increases and to further position the Bank for continued growth, new staff and several officer positions were added over the past year. As of June 30, 2007 there were 112.5 full-time equivalent employees compared to 97 at June 30, 2006. In January 2006, SFAS 123R was adopted and we began to recognize stock-based compensation costs, of which $44 thousand was expensed in the first six months of 2007. Professional fees have increased as the Company sought possible expansion opportunities. New office space was completed to centralize certain operations and departments of the Bank, resulting in increased occupancy costs.

INCOME TAXES

For the six months ended June 30, 2007 and 2006, the Company recorded income tax expense of $1.2 million and $1.6 million, respectively. Accordingly, our effective tax rates were 36.6% and 38.4% for 2007 and 2006, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FOR THE THREE MONTHS ENDED JUNE 30, 2007:

NET INTEREST INCOME

Net interest income decreased 5% to $4.3 million for the second quarter of 2007 from $4.5 million for the second quarter of 2006. The decrease in net interest income from the prior year quarterly results is primarily attributed to an overall increase in interest rates, which was partially offset by volume growth in the loan portfolio. Average earning assets for the second quarter grew 7.7% while average interest-bearing deposits grew 10.5% when compared to the second quarter averages of 2006. Annualized yields on average earning assets grew 19 basis points while annualized costs on average interest-bearing liabilities (deposits and borrowings) grew 79 basis points.

NON-INTEREST INCOME

Non-interest income for the second quarter of 2007 was $644 thousand compared to $735 thousand for the second quarter of 2006. The major contributor to the decrease in non-interest income for the quarter was due to a reduction in mortgage banking fees. For the second quarter of 2007, mortgage banking fees were $265 thousand representing 41% of non-interest income and decreased 31% over the second quarter of 2006. This decrease is due to the decrease in the volume of transactions closed, as the result of changes in the marketplace, as the activity in the residential real estate market has reduced from that in the second quarter of 2006.

To produce additional non-interest income and to further meet the needs of our customers the Bank has partnered with Infinex Investments, Inc. a broker-dealer that provides financial products and services to First State Bank customers. The partnership was put into place during the second quarter of 2007. Infinex Investments, Inc. is endorsed by the Florida Bankers Association.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2007 increased by approximately $652 thousand to $3.4 million, compared with $2.7 million for the second quarter of 2006, an increase of 24%. Approximately one-third of this increase was attributable to non-recurring expenses related to the departure of the Company’s former CEO and professional fees related to possible expansion opportunities. As discussed in the above discussion of our activity year-to-date, salaries and employee benefits have been affected by the expansion of our staff. In January 2006, SFAS 123R was adopted and we began to recognize stock-based compensation costs, of which $21 thousand was expensed in the quarter ended June 30, 2007. The remaining change in non-interest expense from the quarter ended June 30, 2007 over the same quarter in 2006 is due to the general growth of the Bank.

INCOME TAXES

For the three months ended June 30, 2007 and 2006, the Company recorded income tax expense of $454 thousand and $862 thousand, respectively. Accordingly, our effective tax rates were 36.3% and 39.2% for 2007 and 2006 respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

	June 30,	December 31,	change
(Dollars in thousands)	2007	2006	$	%
Cash	5,526	$44,233	$(38,707)	-88%
Interest bearing deposit in other financial institutions	233	299	(66)	-22%
Investments	33,966	24,860	9,106	37%
Loans – gross	403,505	378,511	24,994	7%
net deferred fees	(1,375)	(1,406)	31	2%
Allowance for loan loss reserve	(4,608)	(4,358)	(250)	-6%
Other	14,490	11,309	3,181	28%

Total Assets	$451,737	$453,448	$(1,711)	-0.4%

Non-interest bearing deposits	$39,127	$44,383	$(5,256)	-12%
Interest bearing deposits	343,580	355,936	(12,356)	3%
Borrowings	18,001	3,001	15,000	500%
Other	1,644	1,602	42	3%
Stockholders’ equity	49,385	48,526	859	2%

Total Liabilities and Stockholders’ equity	$451,737	$453,448	$(1,711)	-0.4%

The balance sheet shows our changes in loans and deposits and our commitment to funding a productive mix of assets.

•	Gross loans grew $25.0 million (from $378.5 million at December 31, 2006 to $403.5 million at June 30, 2007);

•

Deposits decreased $17.7 million with decreases in demand, checking and time deposits, attributed to a competitive market. The decrease was offset slightly with increases in savings and money markets due to increased interest rates (from $400.3 million to $382.7 million);

•	Other assets grew $3.2 million, which includes the purchase of land in Venice for a future branch;

•

Our securities portfolio grew with the purchase of $9.8 million in new investments for the second quarter (net growth for the first six months of 2007 was $9.1 million – from $24.9 million to $34.0 million);

•

Borrowings increased $15 million (from $3.0 million to $18.0 million), $10 million was used to purchase long-term securities as part of a repurchase agreement and the remaining $5 million was used to fund the increase in loans;

•	The above activity was funded with our decrease in cash and increase in borrowings.

LOAN PORTFOLIO and ADEQUACY of the ALLOWANCE FOR LOAN LOSSES

We believe the allowance for loan losses accounting policy is important to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this accounting policy involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial conditions or results of operations is possible.

We manage the risk characteristics of the entire loan portfolio in an effort to maintain an adequate allowance for loan losses and identify problem loans so that the risks in the portfolio can be identified on a timely basis. Loans subject to individual review are analyzed and segregated by risk according to our internal risk rating scale. We also consider:

•	the risk characteristics of the loan portfolio;

•	changes in nonperforming and past-due loans;

•	historical loss experience;

•	concentrations of loans to specific borrowers and industries;

•	general and regional economic conditions; and

•	other factors existing at the determination date.

Although credit policies are designed to minimize risk, we recognize that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

As of June 30, 2007, the allowance for loan losses was $4.6 million, up $250 thousand (or 5.7%) from December 31, 2006. This increase consists of an additional provision of $477 thousand, of which $286 thousand was recorded in the second quarter of 2007, recoveries of $24 thousand and charge-offs of $251 thousand. The increased provision since the end of last year was primarily due to loan growth as well as the downgrading of a few commercial loans.

The ratio of the allowance for loan loss to total loans outstanding was 1.14% as of June 30, 2007, down one basis point from December 31, 2006. Management reviews all individual commercial loans of a certain grade for impairment, and takes into account delinquency and charge-off trends and external economic factors such as market conditions and rising interest rates, as well as those factors mentioned above. Based on management’s review of commercial and construction loans, impaired assets increased $2.3 million during the first six months of 2007. The increase was due to the downgrading of several commercial loans; however the increase was offset with the removal of two customer relationships from the impaired asset listing. The two customer relationships, which include ten commercial loans, were removed from the impaired asset listing and from nonperforming assets, as a result of the borrowers’ commitment and consistency in making payments. Management continues to monitor and review all impaired loans and believes that the collateral position, along with a specific allocation of the allowance, sufficiently protects the Bank from further loss; however these loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

As of June 30, 2007, total loans on nonaccrual status were $782 thousand, representing 0.19% of total loans. There was $889 thousand of loans on nonaccrual status at December 31, 2006. This represented 0.23% of total loans on that date. In addition to loans classified as nonaccrual, the Bank carefully monitors other credits that are current in terms of principal and interest payments but that it believes may deteriorate in quality if economic conditions change.

Some of the Bank’s nonaccrual loans are considered to be impaired. A loan is considered impaired when it’s determined that it is probable that all the contractual principal and interest due under the loan may not be collectible. Nonaccrual commercial real estate loans are reviewed individually for impairment, the impairment, if any is based upon the difference between the carrying value of the investment and the fair value of the collateral less costs to sell or the present value of estimated future cash flows.

ASSET / LIABILITY MANAGEMENT AND INTEREST RATE RISKS

Changes in interest rates can substantially impact our long-term profitability and current income. An important part of our efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or repricing date, rate of return and degree of risk. The Bank’s Asset / Liability Management Committee oversees the interest rate risk management and reviews the Bank’s asset / liability structure on a monthly basis.

The Bank uses interest rate sensitivity analysis (“GAP analysis”) to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day.

Interest rates have stabilized in the short term and the impact of such on adjustable rate loans and mortgages has been factored into the allowance for loan loss reserve. To mitigate our future risk associated with the repricing of loans, management adheres to a conservative underwriting approach to minimize this future risk. Furthermore, management has avoided the use of certain loan products typically associated with speculative real estate financing, such as negative amortization residential real estate loans and sub-prime lending. Management has focused its lending efforts on more fixed rate loans.

In response to the changing operating environment, management continues to monitor the margin through controls and effective balance sheet and risk management practices. During the second quarter of 2007 the Bank entered into a $10 million debt repurchase agreement, whereby higher yielding long-term securities were purchased to increase the duration of earning assets and shorten the duration of liabilities. The Bank is currently in an asset-sensitive position, therefore the debt repurchase agreement and management’s focus on fixed rate loans is intended to lessen the impact of a downward movement in interest rates.

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

In addition to maintaining a stable core deposit base, the Bank seeks to maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to its regulators. The credit availability approximated $67.8 million at June 30, 2007, under which $8 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential and commercial real estate loan portfolio.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Overall we and the Bank continue to maintain a well-capitalized capital position, which is intended to supports current needs and provide a sound foundation to support future expansion. The Corporation’s and Bank’s regulatory capital ratios are consistently above the “well-capitalized” standards. Our capital ratios as of June 30, 2007 and December 31, 2006 are presented below.

		Well-	June 30, 2007		December 31, 2006
(Dollars in thousands)	Minimum	capitalized	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$49,900	12.02%	$48,718	12.17%
Total capital	8.0%	10.0%	54,509	13.13%	53,076	13.26%
Tier 1 leverage	4.0%	5.0%	49,900	11.35%	48,718	10.89%

First State Bank
Tier 1 capital	4.0%	6.0%	49,787	12.00%	48,670	12.16%
Total capital	8.0%	10.0%	54,395	13.11%	53,028	13.25%
Tier 1 leverage	4.0%	5.0%	49,787	11.38%	48,670	10.96%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

Interest rate sensitivity as of June 30, 2007 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is intense. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

As announced on April 13, 2007, effective April 9, 2007, Corey J. Coughlin resigned as a Director and as President and Chief Executive Officer of the Registrant and of First State Bank to pursue other business opportunities. The Registrant appointed John E. “Jed” Wilkinson as President and Chief Executive Officer and Director of the Registrant and of First State Bank. As severance compensation the Registrant paid Mr. Coughlin $215 thousand during the second quarter of 2007.

Item 6.	EXHIBITS

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32—Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2007

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson

President and Chief Executive Officer

/s/ Dennis Grinsteiner

Senior Vice President and Chief Financial Officer