Form 10-Q
period 2007-09-30
FIRST STATE FINANCIAL CORP/FL
filed 2007-11-14
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 13, 2007, the registrant had outstanding 5,920,300 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 (unaudited) and December 31, 2006

(Dollar amounts in thousands except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$5,855	$6,427
Federal funds sold	2,327	37,806

Cash and cash equivalents	8,182	44,233
Interest bearing deposits in other financial institutions	283	299
Securities, available for sale	50,694	24,860
Loans, net of allowance of $4,764 and $4,358	401,489	372,747
Federal Home Loan Bank stock	1,302	880
Premise and equipment, net	7,844	4,558
Accrued interest and other assets	6,247	5,871

Total Assets	$476,041	$453,448

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$37,947	$44,383
Interest-bearing checking	13,636	19,409
Money market	36,028	30,508
Savings	22,767	22,625
Time	277,419	283,394

Total deposits	387,797	400,319
Accrued interest payable and other liabilities	1,814	1,602
Federal Home Loan Bank advances & other borrowings	35,801	3,001

Total Liabilities	425,412	404,922

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,920,300 shares issued at September 30, 2007 and 5,874,450 shares issued at December 31, 2006	5,920	5,874
Additional paid-in capital	32,494	31,974
Retained earnings	12,497	10,870
Accumulated other comprehensive loss	(282)	(192)

Total Stockholders’ Equity	50,629	48,526

Total Liabilities and Stockholders’ Equity	$476,041	$453,448

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$8,485	$7,827	$24,557	$21,884
Taxable securities	379	186	800	532
Tax exempt securities	90	77	262	207
Federal funds sold and other	33	128	507	183

	8,987	8,218	26,126	22,806
Interest expense
Deposits	4,255	3,558	12,390	9,016
Federal Home Loan Bank advances and other borrowings	270	77	411	452

	4,525	3,635	12,801	9,468

Net interest income	4,462	4,583	13,325	13,338
Provision for loan losses	345	305	822	985

Net interest income after provision for loan losses	4,117	4,278	12,503	12,353
Non-interest income
Service charges and other fees	386	350	1,056	963
Mortgage banking fees	107	396	532	1,104
Other	15	38	60	114

	508	784	1,648	2,181
Non-interest expense
Salaries and employee benefits	1,977	1,841	6,081	5,229
Occupancy and equipment	507	402	1,300	1,161
Data processing	142	136	454	417
Professional services	76	92	297	182
Stationery and supplies	61	46	158	137
Advertising and marketing	27	70	183	262
Other	296	344	880	960

	3,086	2,931	9,353	8,348

Income before income taxes	1,539	2,131	4,798	6,186
Income tax expense	564	752	1,757	2,310

Net income	$975	$1,379	$3,041	$3,876

Earnings per share
Basic	$0.16	$0.24	$0.52	$0.66
Diluted	$0.16	$0.23	$0.51	$0.66
Average common shares outstanding
Basic	5,915,483	5,870,841	5,888,809	5,866,584
Diluted	5,927,967	5,920,663	5,917,685	5,909,451
Dividends per share	$0.08	$0.08	$0.24	$0.21

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income(Loss)	Total
Balance at December 31, 2005	5,863,265	$5,863	$31,763	$7,231	$(373)	$44,484
Comprehensive income:
Net income				3,876		3,876
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					185	185

Total Comprehensive Income						4,061
Stock-based compensation			97			97
Exercise of stock options	10,785	11	83			94
Cash dividend, $0.21 per share				(1,232)		(1,232)

Balance at September 30, 2006	5,874,050	$5,874	$31,943	$9,875	$(188)	$47,504

Balance at December 31, 2006	5,874,450	$5,874	$31,974	$10,870	$(192)	$48,526
Comprehensive income:
Net income				3,041		3,041
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					(90)	(90)

Total Comprehensive Income						2,951
Stock-based compensation			70			70
Exercise of stock options	45,850	46	450			496

Cash dividend, $0.24 per share				(1,414)		(1,414)

Balance at September 30, 2007	5,920,300	$5,920	$32,494	$12,497	$(282)	$50,629

Balance at June 30, 2006	5,866,850	$5,867	$31,860	$8,966	$(687)	$46,006
Comprehensive income:
Net income				1,379		1,379
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					499	499

Total Comprehensive Income						1,878
Stock-based compensation			29			29
Exercise of stock options	7,200	7	54			61
Cash dividend, $0.08 per share				(470)		(470)

Balance at September 30, 2006	5,874,050	$5,874	$31,943	$9,875	$(188)	$47,504

Balance at June 30, 2007	5,875,500	$5,875	$32,029	$11,996	$(515)	$49,385
Comprehensive income:
Net income				975		975
Change in net unrealized gain (loss) on investment securities available for sale, net of tax effects					233	233

Total Comprehensive Income						1,208
Stock-based compensation			26			26
Exercise of stock options	44,800	45	439			484
Cash dividend, $0.08 per share				(474)		(474)

Balance at September 30, 2007	5,920,300	$5,920	$32,494	$12,497	$(282)	$50,629

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(Dollar amounts in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$3,041	$3,876
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	822	985
Depreciation	316	320
Net amortization of securities	(68)	31
Stock compensation expense	70	97
Net change in:
Other assets	(172)	(911)
Accrued expenses and other liabilities	211	449

Net cash from operating activities	4,220	4,847

Cash flows from investing activities:
Net change in interest bearing deposits in other financial institutions	16	—
Available-for-sale securities:
Maturities, prepayments and calls	2,286	1,726
Purchases	(28,195)	(6,401)
Loan originations and payments, net	(29,564)	(35,654)
Net sale of FHLB stock	(422)	298
Net change in premise and equipment	(3,602)	(331)

Net cash used in investing activities	(59,481)	(40,362)

Cash flows from financing activities:
Net change in deposits	(12,522)	72,774
Net change in short-term borrowing	7,800	(11,000)
Repayment of long-term borrowing	—	(10,000)
Proceeds from long-term borrowing	25,000	10,000
Proceeds from exercise of stock options	346	94
Cash dividend paid	(1,414)	(1,232)

Net cash from financing activities	19,210	60,636

Net change in cash and cash equivalents	(36,051)	25,121
Beginning cash and cash equivalents	44,233	6,245

Ending cash and cash equivalents	$8,182	$31,366

Supplemental cash flow information
Interest paid	$12,646	$9,192
Income taxes paid	$2,201	$2,827

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year of 2007.

NOTE 2 – NEW ACCOUNTING STANDARDS

In February 2007 the Financial Accounting Standards Board issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands the scope of what companies may carry at fair value. Statement 159 offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, (the fair value option, or FVO). The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. The new statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect of implementing this pronouncement.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption did not have a material impact on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

During the quarters ended September 30, 2007 and 2006, the Company did not grant any stock options.

During the quarter ended September 30, 2007, no options vested and 44,800 options were exercised. During the quarter ended September 30, 2006, no options vested and 7,200 options were exercised.

A summary of share option activity under the plan as of September 30, 2007 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2006	171,615	$10.92
Granted	34,000	17.23
Exercised	(45,850)	7.45
Forfeited or expired	(41,125)	12.99

Options outstanding, September 30, 2007	118,640	$13.35	7.95	$190

Options exercisable, September 30, 2007	34,910	$11.78	7.26	$111

For the nine months ended September 30, 2007, $70 thousand in compensation cost related to the Company’s stock option plan was recorded in net income, $26 thousand of which was recorded in the third quarter. As of September 30, 2007, $159 thousand in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.5 years. All stock option compensation costs recognized in the first nine months of 2007 related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	September 30, 2007	December 31, 2006
Commercial	$80,373	$59,506
Real estate:
Residential	55,521	58,863
Commercial	212,206	194,992
Construction	45,768	51,426
Consumer and other	13,605	13,724

	407,473	378,511
Less: deferred loan fees, net	(1,220)	(1,406)
allowance for loan losses	(4,764)	(4,358)

Total loans, net	$401,489	$372,747

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the nine months ended
	September 30, 2007	September 30, 2006
Balance, beginning of period	$4,358	$3,397
Provision charged to operations	822	985
Loans charged off	(455)	(263)
Recoveries	39	35

Balance, end of period	$4,764	$4,154

Impaired loans were as follows (in thousands):

	Year-to-date activity for the period ended
	September 30, 2007	December 31, 2006
Loans with no allocated allowance for loan losses	$637	$8,295
Loans with allocated allowance for loan losses	13,057	2,403

	$13,694	$10,698

Amount of the allowance for loan losses allocated	$2,997	$1,348

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows (in thousands):

	September 30, 2007	December 31, 2006
Line of credit, Independent Bankers’ Bank, 6.75% at September 30, 2007	$1	$1
Fixed rate FHLB advance, 5.51%, due June 2008	3,000	3,000
Daily rate FHLB advance, 5.44% at September 30, 2007, no maturity date	7,800	—
Repurchase agreements	25,000	—

	$35,801	$3,001

The Company has a $4.0 million line of credit with another financial institution. Borrowings outstanding on this line of credit totaled $1 thousand at September 30, 2007 and December 31, 2006. Interest on this line of credit adjusts daily at the Prime Rate published in The Wall Street Journal less 1%. The line of credit is secured by all of the preferred and common stock of the Company’s bank subsidiary, First State Bank.

Each FHLB advance is payable at its maturity date, with a prepayment penalty on the fixed rate advance. The borrowings were collateralized by $5.3 million and $6.0 million of securities at September 30, 2007 and year-end 2006 and a blanket pledge of the Bank’s residential mortgage loan portfolio at September 30, 2007 and year-end 2006.

During the nine months ended September 30, 2007 the Bank entered into $25.0 million of ten-year repurchase agreements, whereby higher yielding long-term securities were purchased to increase the duration of earning assets and shorten the duration of liabilities. The agreements have interest rates ranging from 4.51% to 4.97% at September 30, 2007 and are callable quarterly after a three year period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three and nine months ended September 30, 2007. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2006 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2006 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The Bank is committed to growing by:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers;

•	Adhering to sound credit standards and maintaining the continued quality of assets; and

•	Acquiring and developing new branches within our geographical area.

Some of the key developments and achievements during the third quarter of 2007 include:

•	A $4.0 million or 1.0% increase in net loan production (new loans less repayments);

•	The purchase of $17.4 million in securities to increase the duration of interest earning assets;

•	The third quarter annualized net interest margin on a fully tax equivalent basis was 4.05%;

•	Opening of our 7th branch in Largo, Florida;

•

Plans to open three new branches over the next 12 months: A branch opening in Clearwater is scheduled for December 2007 and new branches are planned for Venice and Sarasota in the 2nd and 3rd quarters of 2008, respectively.

We continue to face a variety of challenges and opportunities inherent within the banking industry which are characterized by the uncertainty in the timing of interest rate changes, credit quality and intense competition. With the reorganization of management, the Company has positioned itself to better serve its customers in the Pinellas and Sarasota markets. As part of our strategic plan the management team and employees will continue to build upon our past successes by building customer relationships, monitoring credit quality, monitoring our margin, and expanding our presence within our geographical market.

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

	Three months ended September 30,				Nine months ended September 30,
			change				change
(Dollars in thousands)	2007	2006	$	%	2007	2006	$	%
Interest income	$8,987	$8,218	$769	9%	$26,126	$22,806	$3,320	15%
Interest expense	4,525	3,635	890	24%	12,801	9,468	3,333	35%

Net interest income	4,462	4,583	(121)	-3%	13,325	13,338	(13)	0%
Provision for loan losses	345	305	40	13%	822	985	(163)	-17%

Net interest income after provision	4,117	4,278	(161)	-4%	12,503	12,353	150	1%
Non-interest income	508	784	(276)	-35%	1,648	2,181	(533)	-24%
Non-interest expense	3,086	2,931	155	5%	9,353	8,348	1,005	12%

Income before income taxes	1,539	2,131	(592)	-28%	4,798	6,186	(1,388)	-22%
Income tax expense	564	752	(188)	-25%	1,757	2,310	(553)	-24%

Net income	$975	$1,379	$(404)	-29%	$3,041	$3,876	$(835)	-22%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the nine months ended September 30,
	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earning assets:
Loans (1)	$385,692	$24,557	8.51%	$358,810	$21,884	8.15%
Investment securities, taxable	20,765	800	5.15%	16,353	532	4.35%
Investment securities, non-taxable (2)	8,489	357	5.63%	6,631	282	5.69%
Other	13,127	507	5.16%	4,851	183	5.04%

Total interest earning assets	428,073	26,221	8.19%	386,645	22,881	7.91%
Non-interest earning assets	21,006			16,674

Total assets	$449,079			$403,319

Liabilities:
Interest bearing liabilities:
NOW accounts	$15,376	$175	1.51%	$16,612	$129	1.03%
Money market	32,094	905	3.77%	34,797	835	3.21%
Savings	23,180	637	3.67%	22,859	463	2.71%
Time deposits	275,660	10,673	5.18%	228,128	7,588	4.45%
Borrowings	10,159	411	5.42%	11,193	453	5.41%

Total interest bearing liabilities	356,469	12,801	4.80%	313,589	9,468	4.04%

Demand deposits	37,419			41,491
Other non-interest bearing liabilities	2,390			2,013

Total non-interest bearing liabilities	39,809			43,504

Stockholders’ equity	52,801			46,226

Total liabilities & stockholders’ equity	$449,079			$403,319

Net Interest Income		$13,420			$13,413

Net Interest Margin (3)			4.19%			4.64%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the nine months ended September 30, 2007 and September 30, 2006. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the nine months ended September 30, 2007 Compared to the nine months ended September 30, 2006
	Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Loans	$1,685	$988	$2,673
Investment securities, taxable	159	109	268
Investment securities, non-taxable (1)	78	(3)	75
Other	320	4	324

Total interest income	2,242	1,098	3,340

Increase (decrease) in interest expense:
NOW accounts	(9)	55	46
Money market	(68)	138	70
Savings	7	167	174
Time deposits	1,725	1,360	3,085
Borrowings	(42)	—	(42)

Total interest expense	1,613	1,720	3,333

Total change in net interest income	$629	$(622)	$7

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007:

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

Net interest income on a fully tax-equivalent basis for the first nine months of 2007 and for the first nine months of 2006 was $13.4 million. Net interest income on a fully tax-equivalent basis increased by $2.7 million, of which $1.7 million was due to an increase in volume. Average earning assets grew 10.7% for the first nine months of 2007 over the first nine months of 2006, from $386.6 million to $428.1 million, with the yield on average earning assets increasing 28 basis points. Average interest bearing liabilities (deposits and borrowings) grew 13.7% for the first nine months of 2007 over the first nine months of 2006, from $313.6 million to $356.5 million, with the annualized cost increasing 76 basis points.

NON-INTEREST INCOME

Non-interest income for the first nine months of 2007 was $1.6 million compared to $2.2 million for the same period of 2006. The decrease from 2006 to 2007 was primarily due to a reduction in mortgage banking fees. Mortgage banking fees decreased $572 thousand, from $1.1 million in the first nine months of 2006 to $532 thousand in the first nine months of 2007 as a result of a decline in volume of transactions closed. The decrease in mortgage banking fees was offset slightly with an increase in service charges and other fees. Service charges and other fees were $1.1 million in the first nine months of 2007 from $963 thousand for the same period of 2006.

NON-INTEREST EXPENSE

For the first nine months of 2007, non-interest expense was $9.4 million, an increase of $1.0 million over the first nine months of 2006. Salaries and employee benefits combined with occupancy costs represented the largest increase in non-interest expense. Salaries and employee benefits increased

$852 thousand in the first nine months of the year versus the first nine months of 2006. 83% of that increase was for salaries and 17% was for benefits. The increase is a result of the departure of the Company’s former CEO, annual salary and bonus increases and, to further position the Bank for continued growth and to staff branch openings, new staff and several officer positions were added over the past year. As of September 30, 2007 there were 122 full-time equivalent employees compared to 105 at September 30, 2006. In January 2006, SFAS 123R was adopted and we began to recognize stock-based compensation costs, of which $70 thousand was expensed in the first nine months of 2007. New office space was completed to centralize certain operations and departments of the Bank, resulting in increased occupancy costs. Professional fees have increased as the Company sought possible expansion opportunities.

INCOME TAXES

For the nine months ended September 30, 2007 and 2006, the Company recorded income tax expense of $1.8 million and $2.3 million, respectively. Accordingly, our effective tax rates were 36.6% and 37.3% for 2007 and 2006, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007:

NET INTEREST INCOME

Net interest income decreased 2.7% to $4.5 million for the third quarter of 2007 from $4.6 million for the third quarter of 2006. The decrease in net interest income from the prior year quarterly results is primarily attributed to an overall increase in funding costs, which was partially offset by volume and rate growth in the loan portfolio. Average earning assets for the third quarter grew 8.6% while average interest-bearing deposits grew 11.3% when compared to the third quarter averages of 2006. Annualized yields on average earning assets grew 6 basis points while annualized costs on average interest-bearing liabilities (deposits and borrowings) grew 52 basis points.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2007 was $508 thousand compared to $784 thousand for the third quarter of 2006. The major contributor to the decrease in non-interest income for the quarter was due to a reduction in mortgage banking fees. For the third quarter of 2007, mortgage banking fees were $107 thousand representing 21% of non-interest income and decreased 73.0% over the third quarter of 2006. This decrease is due to the decrease in the volume of transactions closed, as the result of changes in the marketplace, as the activity in the residential real estate market has reduced from the third quarter of 2006. Management does not expect mortgage banking fees to increase until there is an improvement in the residential mortgage environment.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2007 increased by approximately $155 thousand to $3.1 million, compared with $2.9 million for the third quarter of 2006, an increase of 5.3%. Approximately $136 thousand of this increase was attributable to an increase in the number of employees, as discussed above. In January 2006, SFAS 123R was adopted and we began to recognize stock-based compensation costs, of which $26 thousand was expensed in the quarter ended September 30, 2007. The remaining change in non-interest expense from the quarter ended September 30, 2007 over the same quarter in 2006 is due to the general growth of the Bank.

INCOME TAXES

For the three months ended September 30, 2007 and 2006, the Company recorded income tax expense of $564 thousand and $752 thousand, respectively. Accordingly, our effective tax rates were 36.7% and 35.3% for 2007 and 2006 respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

			change
(Dollars in thousands)	September 30, 2007	December 31, 2006	$	%
Cash	$8,182	$44,233	$(36,051)	-82%
Interest bearing deposits in other financial institutions	283	299	(16)	-5%
Investments	50,694	24,860	25,834	104%
Loans – gross	407,472	378,511	28,961	8%
Net deferred fees	(1,219)	(1,406)	187	13%
Allowance for loan loss reserve	(4,764)	(4,358)	(406)	-9%
Other	15,393	11,309	4,084	36%

Total Assets	$476,041	$453,448	$22,593	5%

Non-interest bearing deposits	$37,947	$44,383	$(6,436)	-15%
Interest bearing deposits	349,850	355,936	(6,086)	-2%
Borrowings	35,801	3,001	32,800	1093%
Other	1,814	1,602	212	13%
Stockholders’ equity	50,629	48,526	2,103	4%

Total Liabilities and Stockholders’ equity	$476,041	$453,448	$22,593	5%

The balance sheet shows our changes in loans and deposits and our commitment to funding a productive mix of assets.

•	Gross loans grew $29.0 million (from $378.5 million at December 31, 2006 to $407.5 million at September 30, 2007);

•

Deposits decreased $12.5 million with decreases in demand, checking and time deposits, attributed to a competitive market. The decrease was offset slightly with increases in savings and money markets due to increased interest rates (from $53.1 million to $58.8 million);

•	Other assets grew $4.1 million, which includes the purchase of land in Venice for a future branch;

•

Our securities portfolio grew with the purchase of $17.4 million in new investments in the third quarter (net growth for the first nine months of 2007 was $25.8 million – from $24.9 million to $50.7 million);

•

For the nine month period ending September 30, 2007, borrowings increased $32.8 million (from $3.0 million to $35.8 million), $27.8 million was used to purchase long-term securities as part of a repurchase agreement and the remaining $5 million was used to fund the increase in loans;

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

We monitor the risk characteristics of the entire loan portfolio in an effort to maintain an adequate allowance for loan losses and identify problem loans so that the risks in the portfolio can be identified on a timely basis. Loans subject to individual review are analyzed and segregated by risk according to our internal risk rating scale. We also consider:

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

Management has made allocations to the allowance for specific environmental influences on the loan portfolio. These environmental variables include allocations for (i) rising interest rates, (ii) insurance and tax increases, and (iii) increased risk in the commercial real estate portfolio. During management’s review of the qualitative factors related to its portfolio, the Bank noted that insurance and property taxes have begun to stabilize, thus reducing the risk of loan defaults resulting from increased tax and insurance assessments. These allocations have been made as a result of the increase in the cited asset portfolio (which includes special mention and adversely classified assets) and management’s experience within the banking industry.

Overall, management believes the allowance for loan losses accurately estimates the losses present in our portfolio. Although the level of impaired and cited assets has increased, this increase primarily relates to very specific and identified issues. Specifically, as the margined collateral value adequately supports our exposure, six of our impaired loans (totaling $7.8 million) do not carry a specific reserve. We continue to closely monitor the portfolio for any deterioration in credit quality and are proactive in grading our credit exposure.

As of September 30, 2007, the allowance for loan losses was $4.8 million, up $406 thousand (or 9.3%) from December 31, 2006. This increase consists of an additional provision of $822 thousand, of which $345 thousand was recorded in the third quarter of 2007, recoveries of $39 thousand and charge-offs of $455 thousand. The increased provision since the end of last year was primarily due to loan growth as well as increased reserves related to impaired loans. The provision was offset by the reassignment of $1.5 million of the allowance reserved for economic conditions to impaired loans, as well as the overall positive trends for the remaining loan portfolio.

Between December 31, 2005 and December 31, 2006, the allowance rose from 1.02% to 1.15% of our loan portfolio. Fluctuating a small amount over the first three quarters of 2007, the ratio of the allowance for loan loss to total loans outstanding was 1.17% as of September 30, 2007. Over the same period, our cited assets rose from 4% at December 31, 2006 to 13% of the portfolio at September 30, 2007. Cited loans also rose as a percent of the allowance, from 421% ($18.4 million) at December 31, 2006 to 1,077% ($51.3 million) at September 30, 2007. Although the overall level of cited assets increased significantly during the first three quarters of 2007, a majority of the increase is attributable to five specific credits. These credits account for $25.8 million of the total cited assets. Excluding these credits, the cited assets totaled $25.5 million at September 30, 2007 (6.3% of the portfolio and 535% of the allowance).

During 2007 management implemented additional measures to evaluate the Bank’s loan portfolio, including the development of standardized risk rating methodologies, the introduction of quarterly formalized portfolio-wide rating reviews by account officers, and increased levels of loan review. Specifically, in the second quarter of 2007, the Bank improved the loan grading process by developing a grading system based on matrix guidelines for specific credit characteristics. These guidelines are designed to enhance the accuracy and consistency of the grading process. In the third quarter of 2007, the Bank initiated improved monitoring controls to ensure that all credits currently in the portfolio are timely graded by loan officers. On a quarterly basis all loan officers formally review their portfolio and submit grade changes for credits that have improved or deteriorated. These additional measures have increased management’s ability to identify impaired loans and decreased the volatility related to unidentified factors in the environment. As such, the allocation of the reserve to the impaired loans has increased with an offsetting decrease to the environmental risk reserve. Based on management’s review of commercial and construction loans, impaired assets increased $3.0 million during the first nine months of 2007. The increase was primarily due to the downgrading of several loans including, one relationship which accounted for $4.5 million. Management continues to monitor and review all impaired loans and believes that the collateral position, along with a specific allocation of the allowance, sufficiently protects the Bank from further loss. However these loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Also, it is important to note that our portfolio (unlike many peer banks) has limited exposure to sub-prime residential real estate loans as our policy is to originate residential real estate loans for sale. Our portfolio has a very limited number of residential loans.

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

As of September 30, 2007, total loans on nonaccrual status were $1.1 million, representing 0.27% of total loans. There was $889 thousand of loans on nonaccrual status at December 31, 2006. This represented 0.23% of total loans on that date. In addition to loans classified as nonaccrual, the Bank carefully monitors other credits that are current in terms of principal and interest payments but that it believes may deteriorate in quality.

Some of the Bank’s nonaccrual loans are considered to be impaired. A loan is considered impaired when it’s determined that it is probable that all the contractual principal and interest due under the loan may not be collectible. Nonaccrual commercial real estate loans are reviewed individually for impairment. The impairment, if any, is based upon the difference between the carrying value of the investment and the fair value of the collateral less costs to sell or the present value of estimated future cash flows.

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

Interest rates have stabilized in the short term and the impact of such on adjustable rate loans and mortgages has been factored into the allowance for loan loss reserve. To mitigate our future risk associated with the repricing of loans management adheres to a conservative underwriting approach to minimize this future risk. Furthermore, management has avoided the use of certain loan products typically associated with speculative real estate financing, such as negative amortization residential real estate loans and sub-prime lending.

In response to the changing operating environment, management continues to monitor the net interest margin through controls and effective balance sheet and risk management practices. During the third quarter of 2007 the Bank entered into a $15 million debt repurchase agreement, whereby higher yielding long-term securities were purchased to increase the duration of earning assets and shorten the duration of liabilities. The Bank is currently in an asset-sensitive position, therefore the debt repurchase agreement and management’s focus on fixed rate loans is intended to lessen the impact of a downward movement in interest rates.

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

In addition to maintaining a stable core deposit base, the Bank seeks to maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purposes of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 15 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to its regulators. The credit availability approximated $71.4 million at September 30, 2007, under which $10.8 million was outstanding. Borrowings against this line of credit are collateralized by investment securities and the Bank’s residential and commercial real estate loan portfolio.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Overall we and the Bank continue to maintain a well-capitalized capital position, which is intended to support current needs and provide a sound foundation to support future expansion. The Corporation’s and Bank’s regulatory capital ratios are consistently above the “well-capitalized” standards. Our capital ratios as of September 30, 2007 and December 31, 2006 are presented below.

		Well-	September 30, 2007		December 31, 2006
(Dollars in thousands)	Minimum	capitalized	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$50,911	12.21%	$48,718	12.17%
Total capital	8.0%	10.0%	55,675	13.35%	53,076	13.26%
Tier 1 leverage	4.0%	5.0%	50,911	10.92%	48,718	10.89%

First State Bank
Tier 1 capital	4.0%	6.0%	50,356	12.07%	48,670	12.16%
Total capital	8.0%	10.0%	55,120	13.22%	53,028	13.25%
Tier 1 leverage	4.0%	5.0%	50,356	10.99%	48,670	10.96%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

Interest rate sensitivity as of September 30, 2007 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is intense. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer our controls and procedures in place as of the end of the period covered by this report were evaluated. They concluded that our disclosure controls and procedures were effective. No significant deficiencies or material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data have been identified. We made no significant changes in our internal disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of evaluation by management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, enhancements were made to the financial reporting process, however no changes were made that were considered material or reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 10.7 – Lease between Oasis Largo, LLC and First State Bank, dated May 10, 2007

Exhibit 10.8 – Lease agreement between PBC Associates, L.L.C. and First State Bank, dated December 11, 2006

Exhibit 10.9 – Lease agreement between Winkal Holdings, L.L.C. and First State Financial Corp, dated July, 2007

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32—Chief Executive Officer’s and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson
John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Senior Vice President and Chief Financial Officer