Form 10-K
period 2007-12-31
FIRST STATE FINANCIAL CORP/FL
filed 2008-03-03
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of common stock of the issuer held by non-affiliates of the issuer (4,305,709 shares) on June 30, 2007 was approximately $78,536,000. This calculation was based on the closing price of the common equity on June 29, 2007.

There were 5,920,300 shares of the issuer’s common stock issued and outstanding as of February 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Annual Report to Shareholders of First State Financial Corporation for the fiscal year ended December 31, 2007 are incorporated by reference into Part I, Part II and Part II.

2. Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2008 are incorporated by reference into Part III.

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

The Company is a legal entity separate and distinct from the Bank, and there are various legal limitations on the ability of the Bank to finance or otherwise supply funds to the Company. In particular, under federal banking law, the Bank may not declare a dividend that exceeds undivided profits. In addition, the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Florida Office of Financial Regulation (“Florida Office”) is required if the total amount of all dividends declared in a calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained profits for the preceding two years. The Federal Reserve and the Florida Office also have the authority to limit further the payment of dividends by the Bank under certain circumstances.

First State Bank

The Bank is operated as a network of community bank branches, with three branches located in Sarasota County and four branches located in Pinellas County. The Bank primarily focuses on providing personalized banking services to small to medium-sized businesses and individuals within the market areas where our banking offices are located. We believe this local market strategy enables the Bank to attract and retain low cost core deposits, which provide substantially all of the Bank’s funding requirements.

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

Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

Principal Sources of Revenue

The Bank’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and non-interest income for each of the last three years.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Interest and fees on loans	$32,502	$29,813	$19,771
Interest and dividends on investment securities	1,767	1,008	711
Other interest and non-interest income	573	570	299

Total revenues from continuing operations	$34,842	$31,391	$20,781

Additional information required to be reported under this item regarding the results of operations is within the Management Discussion and Analysis of the Company’s 2007 Annual Report and is incorporated herein by reference.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loans, credit unions, and other financial service companies operating in the West Central region of Florida. As of June 30, 2007 (the most recent date for deposit data compiled by the FDIC), there were approximately 189 banking offices representing 45 financial institutions operating in Sarasota County holding approximately $11.4 billion in deposits. In Pinellas County, there were approximately 342 offices representing 38 financial institutions holding over $23.5 billion in deposits. We believe that our community bank focus, with our emphasis on service to small- to medium-sized businesses, individuals, and professional concerns, gives us opportunities in these markets. Nevertheless, a number of these competitors are well established in the West Central region. Most of them have substantially greater resources and lending limits than we have and offer services that we do not currently provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

At December 31, 2007, the Company and its subsidiary employed 118 full-time employees and 8 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available information

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “FSTF.” A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge from the Company upon written request to Marion DeLay, Corporate Secretary, First State Financial Corporation, 22 South Links Ave., Sarasota, FL 34236, or you may contact Ms. DeLay through the Investor Relations section of the Company’s website at www.firststatefl.com. (Reference to the Company’s website in this Annual Report on Form 10-K does not in any way incorporate information contained in such website into this report.)

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

Sarbanes-Oxley Act of 2002: In 2002 the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a Public Company Accounting Oversight Board (“PCAOB”) which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and is funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts performance of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client requires preapproval by the Company’s audit committee members. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent under the securities laws and are barred from accepting consulting, advisory or other compensatory fees from the issuer. Audit committees of publicly traded companies have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

It is unlawful for any person who is not a registered public accounting firm (“RPAF”) with the PCAOB to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act requires the RPAF that issues the audit report to obtain an understanding of internal control, assess the risk that a material weakness exists, test and evaluate the design and operating effectiveness of internal control and report on the Company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

At its last examination, First State Bank received a “satisfactory” rating.

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

The Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorized activities that are “complementary” to financial activities.

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

FDIC Improvement Act: Among other things, the FDIC Improvement Act (“the FDICIA”) provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 2007, the Bank met the definition of a “well capitalized” institution.

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

Pursuant to the FDICIA, the Federal Reserve and the other federal bank regulatory agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines also require that the institution’s real estate policy require proper loan documentation and that it establish prudent underwriting standards.

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

The FDICIA permits only a “well capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under implementing regulations, “well capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while “undercapitalized” banks may not accept brokered deposits. The regulations contemplate that the definitions of “well capitalized”, “adequately capitalized”, and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the FDICIA (as described above).

The Bank is subject to the provisions of FDICIA relating to internal controls. These provisions require that the Bank document and test its internal control structure and report on it on an annual basis. As of December 31, 2007, the Bank complied with all applicable sections of the regulation and reported as required in 2007.

Payment of Dividends: The Bank is subject to legal limitations on the frequency and amount of dividends paid to us. The Federal Reserve or the FDIC may restrict the ability of a bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

In addition, Florida law places certain restrictions on the declaration of dividends from state-chartered banks to their holding companies. Under the Florida law, the Board of Directors of a state-chartered bank, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare a dividend of up to the aggregate of net profits of that period, combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss, or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Office or a federal regulatory agency.

Capital Regulations: The Federal Reserve and FDIC have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and account for off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our bank or our holding company is subject to higher capital requirements.

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

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. As of December 31, 2007, we were an asset-sensitive financial institution (assets repricing within one year exceeded liabilities repricing within one year). Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

We may encounter unexpected financial and operating problems due to our rapid growth, as our strategy to grow in assets and locations may not be successful.

Our total assets have grown from $147.4 million as of December 31, 2001 to $474.9 million as of December 31, 2007. The largest contributor to our growth has been the expansion of our loan portfolio. Although we believe that we have implemented appropriate internal policies and procedures to handle this growth, our rapid growth may result in pressure on our capital requirements as we seek to maintain our “well-capitalized” designation.

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

There is no precise method of predicting loan losses, and therefore we always face the risk that charge-off in future periods will exceed our allowance for loan losses, and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would cause net income to decline in the periods(s) in which such additions occur and could also have a material adverse impact on our capital and financial position.

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

Commercial real estate and commercial business lending generally involve higher credit risks than single-family residential or consumer lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers. At December 31, 2007, we had a balance of $219.0 million in commercial real estate loans and $73.8 million in commercial business loans. Considering our entire loan portfolio is $402.0 million, these loans represent over 73% of our portfolio.

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

We often purchase services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligation under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include the following.

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

•

If market demand for our products increased suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new arrangements or new sources of supply, and may result in substantial delays in meeting market demand.

•	We may not be able to control or adequately monitor the quality of service we receive from our vendors. Poor quality services could damage our reputation with our customers.

Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, result of operations and financial condition.

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

The continued economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destablizing events, will likely continue to contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, level of deposits, and demand for financial products such as loans.

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

Executive and administrative offices of First State Financial Corporation and First State Bank are located at 22 South Links Avenue, Sarasota, Florida 34236. The Bank also owns and operates the following branch offices:

•	5700 Clark Road, Sarasota, Florida 34233 (a one story building of approximately 4,737 square feet);

•	7555 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33702 (a two story building of approximately 10,100 square feet);

•	2832 4th Street North, St. Petersburg, Florida 33704 (a one story building of approximately 2,100 square feet);

•	and 7101 Park Street North, Seminole, Florida 33777 (a one story building of approximately 2,544 square feet).

In January 2006, the Bank began occupying 5,283 square feet on the second floor of its offices located at 22 South Links Avenue, Sarasota, Florida 34236. This space is leased for a period of five years and expires December 31, 2010. The Bank leases a banking office at 2323 Stickney Point Road, Sarasota, Florida 34231. This branch consists of approximately 6,700 square feet and is leased for a period until May 31, 2017. The Bank leases a banking office at 13075 Walsingham Road, Largo, FL 33774. This branch consists of approximately 3,964 square feet and is leased for a period until April 30, 2022. The Bank leases office space at 10901 Roosevelt Boulevard, Suite 1000C, St. Petersburg, FL 33716. This facility consists of approximately 12,146 square feet and is leased for a period of ten years.

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

No matters were submitted to a vote of First State Financial Corporation security holders during the fourth quarter of the year ended December 31, 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information required to be reported under this item is set forth in the section entitled “Capital” within the “Management Discussion and Analysis” of the Company’s 2007 Annual Report and is incorporated herein by reference.

PERFORMANCE GRAPH

Our common stock trades in the NASDAQ National Market System under the symbol FSTF. We began trading on the NASDAQ National System on December 10, 2004. Prior to that date there was no public market for our common stock.

The information and graph required to be reported under this item is set forth in the sections entitled “Performance Graph” of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 6.	Selected Financial Data

Information required to be reported under this item is set forth in the table entitled, “Selected Five Year Data” in the Company’s 2007 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required to be reported under this item is set forth in the “Management Discussion and Analysis” section of the Company’s 2007 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required to be reported under this item is set forth in the section entitled “Asset/Liability Management and Interest Rate Risk” of the Company’s 2007 Annual Report and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required to be reported under this item is set forth in the Financial Statements of the Company’s 2007 Annual Report and is incorporated by herein by reference.

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

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of First State Financial Corporation is responsible for establishing and maintaining effective control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer and effected by the Corporation’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2007, management with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2007.

Crowe Chizek and Company LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Executive Vice President and Chief Financial Officer

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

Additional information required to be reported under this item is set forth in the section entitled “Report of Independent Registered Public Accounting Firm” of the Company’s 2007 Annual Report and is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-K as Exhibit 14.1. The information required to be reported under this item is set forth in the sections titled “Election of Directors,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be reported under this item is set forth in the section entitled “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be reported under this item is set forth in the sections entitled “Stock Ownership Information” and “Equity Compensation Plan Information at December 31, 2007” of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be reported under this item is set forth in the sections entitled “Certain Relationships and Related Transactions” and “Board Governance” of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be reported under this item is set forth in the section entitled “Selection of Independent Registered Certified Public Accounting Firm” of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements:

Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company’s financial statements contained in the Company’s 2007 Annual Report attached as Exhibit 13.1 to this report.

2.	Financial statement schedules:

The financial statement schedules are either included in the financial statements or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation, as amended, of the Company. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement on Form S-1, No. 333-119800 (“Registration Statement”).

3.2	By-Laws incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

4.1	Specimen Common Stock Certificate incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.2	First State Financial Corporation 2004 Stock Plan. Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-124835.

10.4	Promissory Note between First State Financial Corporation and Independent Bankers’ Bank of Florida and related Business Loan Agreement and Commercial Pledge Agreement, dated April 30, 2004. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.5	Standard Office Building Lease between Links Associates, Ltd. and First State Bank, dated September 20, 2005. Incorporated by reference to the comparable exhibit number in the Company’s 2005 Annual Report on Form 10-K.

10.6	Standard Office Building Lease between Clearwater Retail Partners, LLC and First State Bank dated May 1, 2006. Incorporated by reference to the comparable exhibit number in the Company’s 2006 Annual Report on Form 10-K.

10.7	Lease between Oasis Largo, LLC and First State Bank, dated May 10, 2007. Incorporated by reference to the comparable exhibit number in the Company’s September 2007 Report on Form 10-Q.

10.8	Lease agreement between PBC Associates, L.L.C. and First State Bank, dated December 11, 2006. Incorporated by reference to the comparable exhibit number in the Company’s September 2007 Report on Form 10-Q.

10.9	Lease agreement between Winkal Holdings, L.L.C. and First State Financial Corp, dated July, 2007. Incorporated by reference to the comparable exhibit number in the Company’s September 2007 Report on Form 10-Q.

11.1	Computation of Earnings Per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth in Note 9 of the Company’s 2007 Annual Report and is incorporated herein by reference.

13.1	2007 Annual Report to Shareholders of First State Financial Corporation. Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed “filed” as part of such Form 10-K attached herewith.

14.1	Code of Ethics incorporated by reference to the comparable exhibit number in the Company’s 2004 Report on Form 10-K.

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 3, 2008.

Signatures	Title

/s/ John E. “Jed” Wilkinson	President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert H. Beymer	Director

/s/ Daniel Harrington	Director

/s/ Marshall Reynolds	Director

/s/ Neal Scaggs	Chairman of the Board and Director

/s/ Robert L. Shell, Jr.	Director

/s/ Thomas W. Wright	Director

Exhibit Index

Exhibit No.

13.1	First State Financial Corporation 2007 Annual Report

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002