Form 10-Q
period 2008-03-31
FIRST STATE FINANCIAL CORP/FL
filed 2008-05-07
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50992

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

As of May 2, 2008 the registrant had outstanding 5,920,300 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 (unaudited) and December 31, 2007

(Dollar amounts in thousands except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from financial institutions	$4,640	$5,408
Federal funds sold	—	5,261

Cash and cash equivalents	4,640	10,669
Interest bearing deposits in other financial institutions	214	423
Securities, available-for-sale	63,411	52,632
Loans, net of allowance of $10,043 and $7,633	383,080	394,404
Federal Home Loan Bank stock	1,620	951
Premise and equipment, net	9,578	9,429
Other assets	7,143	6,380

Total Assets	$469,686	$474,888

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$37,983	$36,071
Interest-bearing checking	14,278	14,711
Money market	35,723	32,603
Savings	20,674	26,425
Time	268,693	285,383

Total deposits	377,351	395,193
Accrued interest payable and other liabilities	949	1,561
Repurchase agreements	25,000	25,000
Federal funds purchased	1,204	—
Federal Home Loan Bank advances & other borrowings	17,001	3,001

Total Liabilities	421,505	424,755
Commitments and contingent liabilities
Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,920,300 shares issued at March 31, 2008 and December 31, 2007	5,920	5,920
Additional paid-in capital	32,546	32,515
Retained earnings	9,755	11,367
Accumulated other comprehensive (loss) gain	(40)	331

Total Stockholders’ Equity	48,181	50,133

Total Liabilities and Stockholders’ Equity	$469,686	$474,888

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(Dollar amounts in thousands except per share data)

	2008	2007
Interest Income
Loans, including fees	$7,125	$8,050
Taxable securities	624	183
Tax exempt securities	151	86
Federal funds sold and other	75	339

	7,975	8,658
Interest expense
Deposits	4,133	4,040
Federal Home Loan Bank advances and other borrowings	343	47

	4,476	4,087

Net interest income	3,499	4,571
Provision for loan losses	2,933	191

Net interest income after provision for loan losses	566	4,380
Non-interest income
Service charges and other fees	328	313
Mortgage banking fees	103	160
Gain on sale of securities and property	240	—
Other	20	23

	691	496
Non-interest expense
Salaries and employee benefits	1,845	1,841
Occupancy and equipment	575	380
Data processing	180	156
Professional services	69	89
Stationery and supplies	48	41
Advertising and marketing	41	79
Other	376	282

	3,134	2,868

(Loss) income before income taxes	(1,877)	2,008
Income tax (benefit) expense	(739)	739

Net (loss) income	$(1,138)	$1,269

(Loss) earnings per share
Basic	$(0.19)	$0.22
Diluted	$(0.19)	$0.21
Average common shares outstanding
Basic	5,920,300	5,874,999
Diluted	5,920,300	5,916,499
Dividends per share	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	5,874,450	$5,874	$31,974	$10,870	$(192)	$48,526
Comprehensive income:
Net income				1,269		1,269
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					50	50

Total Comprehensive Income						1,319
Stock-based compensation			23			23
Exercise of stock options	1,050	1	11			12
Cash dividend declared, $0.08 per share				(470)		(470)

Balance at March 31, 2007	5,875,500	$5,875	$32,008	$11,669	$(142)	$49,410

Balance at December 31, 2007	5,920,300	$5,920	$32,515	$11,367	$331	$50,133
Comprehensive income:
Net loss				(1,138)		(1,138)
Change in net unrealized gain (loss) on investment securities available-for-sale, net of tax effects					(371)	(371)

Total Comprehensive Loss						(1,509)
Stock-based compensation			31			31
Cash dividend declared, $0.08 per share				(474)		(474)

Balance at March 31, 2008	5,920,300	$5,920	$32,546	$9,755	$(40)	$48,181

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(Dollar amounts in thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,138)	$1,269
Adjustments to reconcile net (loss) income to net cash from operating activities
Provision for loan losses	2,933	191
Depreciation	133	105
Net accretion of securities	(52)	—
Stock-based compensation	31	23
Net change in:
Other assets	(539)	(930)
Accrued expenses and other liabilities	(612)	1,291

Net cash from operating activities	756	1,949
Cash flows used in investing activities:
Net change in time deposits	209	(284)
Available-for-sale securities:
Maturities, prepayments and calls	(46)	585
Proceeds from sales of securities available-for-sale	11,813	—
Purchases	(23,089)	(926)
Loan originations and payments, net	8,391	(3,108)
Net purchase of FHLB stock	(669)	(71)
Net change in premise and equipment	(282)	(2,772)

Net cash used in investing activities	(3,673)	(6,576)
Cash flows used in financing activities:
Net change in deposits	(17,842)	(8,655)
Net change in short-term borrowing	5,204	—
Proceeds from long-term borrowing	10,000	—
Proceeds from exercise of stock options	—	12
Cash dividend paid	(474)	(470)

Net cash used in financing activities	(3,112)	(9,113)
Net change in cash and cash equivalents	(6,029)	(13,740)
Beginning cash and cash equivalents	10,669	44,233

Ending cash and cash equivalents	$4,640	$30,493

Supplemental cash flow information
Interest paid	$4,569	$4,108
Income taxes paid	$—	$8

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year of 2008.

NOTE 2 – NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

During the quarter ended March 31, 2008, the Company granted 71,250 stock options. During the quarter ended March 31, 2007, the Company granted 24,000 stock options.

During the quarter ended March 31, 2008, 5,800 options vested and no options were exercised. During the quarter ended March 31, 2007, 6,400 options vested and 1,050 options were exercised.

A summary of share option activity under the plan as of March 31, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2007	97,140	$13.54
Granted	71,250	7.78
Exercised	—	—
Forfeited or expired	—	—

Options outstanding, March 31, 2008	168,390	$11.10	8.51	$4

Options exercisable, March 31, 2008	33,310	$12.53	6.97	$4

For the three months ended March 31, 2008, $31 thousand in compensation cost related to the Company’s stock option plan was recorded in net loss. As of March 31, 2008, $241 thousand in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.6 years. All stock option compensation costs recognized in the first three months of 2008 related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	March 31, 2008	December 31, 2007
Commercial	$77,677	$76,630
Real estate:
Residential	51,881	54,058
Commercial	195,741	211,516
Construction	55,593	47,308
Consumer and other	13,274	13,651

	394,166	403,163
Less: Deferred loan fees, net	(1,043)	(1,126)
Allowance for loan losses	(10,043)	(7,633)

Total loans, net	$383,080	$394,404

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the three months ended
	March 31, 2008	March 31, 2007
Balance, beginning of period	$7,633	$4,358
Provision charged to operations	2,933	191
Loans charged off	(545)	(4)
Recoveries	22	14

Balance, end of period	$10,043	$4,559

Impaired loans were as follows (in thousands):

	Year-to-date activity for the period ended
	March 31, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$17,677	$13,634
Loans with allocated allowance for loan losses	21,319	17,383

	$38,996	$31,017

Amount of the allowance for loan losses allocated	$7,406	$5,017

NOTE 5 – FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Security fair values are based on market prices or dealer quotes on securities with similar characteristics (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consist of available for sale securities. The fair value was derived based on market prices or dealer quotes on securities with similar characteristics (level 2) and amounted to $63.4 million as of March 31, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis consist of impaired loans. The fair value of certain assets was derived using significant other observable inputs (level 2) and amounted to $13.8 million as of March 31, 2008. The fair value of certain other assets was derived using significant unobservable inputs (level 3) and amounted to $17.8 million as of March 31, 2008. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $39.0 million, with a valuation allowance of $7.4 million, resulting in an additional provision for loan losses of $2.4 million for the period.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows (in thousands):

	March 31, 2008	December 31, 2007
Line of credit, Independent Bankers’ Bank	$1	$1
Federal Home Loan Bank Advances	17,000	3,000

	$17,001	$3,001

During the quarter ended March 31, 2008, the Bank initiated a $10,000 convertible Federal Home Loan Bank advance with a three-year fixed rate of 2.715%, whereby higher yielding long-term securities were purchased to increase the duration of earning assets and shorten the duration of liabilities. The agreement is callable after a three-year period. The bank also initiated a $4,000 Federal Home Loan Bank advance with a variable interest rate.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three months ended March 31, 2008. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2007 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2007 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The Bank is committed to growing by:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers;

•	Adhering to sound credit standards and maintaining the continued quality of assets; and

•	Acquiring and developing new branches within our geographical area.

Some of the key developments during the first quarter of 2008 include:

•	The purchase of $23.1 million in securities to increase the duration of interest earning assets;

•	Plans to open two new branches over the next 12 months: Branches opening in Clearwater and Venice in the 2nd quarter of 2008.

•	Net loss of $1.1 million primarily due to an increase of the loan loss provision.

We continue to face a variety of challenges and opportunities inherent within the banking industry which are characterized by the uncertainty in the timing of interest rate changes, credit quality and intense competition. The Company continues to position itself to better serve its customers in the Pinellas and Sarasota markets. As part of our strategic plan, the management team and employees will continue to build upon our past successes by building customer relationships, monitoring credit quality, monitoring our margin, and expanding our presence within our geographical market.

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

	Three months ended March 31,
			change
(Dollars in thousands)	2008	2007	$	%
Interest income	$7,975	$8,658	$(683)	-8%
Interest expense	4,476	4,087	389	10%

Net interest income	3,499	4,571	(1,072)	-24%
Provision for loan losses	2,933	191	2,742	1436%

Net interest income after provision	566	4,380	(3,814)	-87%
Non-interest income	691	496	195	39%
Non-interest expense	(3,134)	(2,868)	266	9%

(Loss) income before income taxes	(1,877)	2,008	(3,885)	-194%
Income tax (benefit) expense	(739)	739	(1,478)	-200%

Net (loss) income	$(1,138)	$1,269	$(2,407)	-190%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the three months ended March 31,
	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earning assets:
Loans (1)	$388,418	$7,125	7.36%	$372,964	$8,050	8.75%
Investment securities, taxable	44,437	624	5.63%	16,413	183	4.53%
Investment securities, non-taxable (2)	11,976	206	6.87%	8,517	117	5.57%
Other	8,056	75	3.75%	27,316	339	5.03%

Total interest earning assets	452,887	8,030	7.11%	425,210	8,689	8.29%
Non-interest earning assets	20,215			16,417

Total assets	$473,102			$441,627

Liabilities:
Interest bearing liabilities:
NOW accounts	$14,044	$64	1.83%	$16,806	$54	1.30%
Money market	35,383	296	3.36%	31,420	285	3.68%
Savings	22,929	163	2.85%	21,703	185	3.46%
Time deposits	280,533	3,610	5.16%	279,930	3,516	5.09%
Borrowings	31,856	343	4.31%	3,001	47	6.34%

Total interest bearing liabilities	384,745	4,476	4.67%	352,860	4,087	4.70%

Demand deposits	36,700			36,788
Other non-interest bearing liabilities	1,665			2,882

Total non-interest bearing liabilities	38,365			39,670

Stockholders’ equity	49,992			49,097

Total liabilities & stockholders’ equity	$473,102			$441,627

Net Interest Income		$3,554			$4,602

Net Interest Margin (3)			3.15%			4.39%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the three months ended March 31, 2008 and March 31, 2007. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the three months ended March 31, 2008 Compared to the three months ended March 31, 2007
	Increase (decrease) due to change in		Net Increase (Decrease)
(Dollars in thousands)	Average Volume	Average Rate
Increase (decrease) in interest income:
Loans	$323	$(1,248)	$(925)
Investment securities, taxable	383	58	441
Investment securities, non-taxable (1)	56	33	89
Other	(196)	(68)	(264)

Total interest income	566	(1,225)	(659)

Increase (decrease) in interest expense:
NOW accounts	(10)	20	10
Money market	35	(24)	11
Savings	10	(32)	(22)
Time deposits	8	86	94
Borrowings	315	(19)	296

Total interest expense	358	31	389

Total change in net interest income	$208	$(1,256)	$(1,048)

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense

FOR THE THREE MONTHS ENDED MARCH 31, 2008:

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

Net interest income on a fully tax-equivalent basis for the first three months of 2008 and for the first three months of 2007 was $3.6 million and $4.6 million, respectively. Net interest income on a fully tax-equivalent basis decreased by $1.0 million, of which $1.3 million was due to a decrease in rates. Average earning assets grew 6.5% for the first three months of 2008 over the first three months of 2007, from $425.2 million to $452.9 million, with the yield on average earning assets decreasing 118 basis points. Average interest bearing liabilities (deposits and borrowings) grew 9.0% for the first three months of 2008 over the first three months of 2007, from $352.9 million to $384.7 million, with the annualized cost decreasing 3 basis points.

NON-INTEREST INCOME

Non-interest income for the first three months of 2008 was $691 thousand compared to $496 thousand for the same period of 2007. The increase from 2007 to 2008 was primarily due to a $240 thousand gain on the sale of securities and property partially offset by a reduction in mortgage banking fees. Mortgage banking fees decreased $57 thousand, from $160 thousand in the first three months of 2007 to $103 thousand in the first three months of 2008 as a result of a decline in volume of transactions closed. The decrease in mortgage banking fees was offset slightly with an increase in service charges and other fees. Service charges and other fees were $328 thousand in the first three months of 2008 from $313 thousand for the same period of 2007.

NON-INTEREST EXPENSE

For the first three months of 2008, non-interest expense was $3.1 million compared to $2.9 million for the first three months of 2007. Occupancy costs represented the largest increase in non-interest expense. New office space was completed to centralize certain operations and departments of the Bank, resulting in increased occupancy costs. As of March 31, 2008 there were 129.5 full-time equivalent employees compared to 108.5 at March 31, 2007. Salaries and employee benefits remained relatively flat for the first three months of the year versus the first three months of 2007. Salaries and employee benefit expense did not increase in relation to the increase in full-time equivalents as bonus expense was not recorded during the first three months of 2008. The increase in full-time equivalent employees is a result of continued growth and to staff new branch openings.

INCOME TAXES

For the three months ended March 31, 2008 and 2007, the Company recorded income tax (benefit) expense of $(739) thousand and $739 thousand, respectively. Accordingly, our effective tax rates were (39.4)% and 36.8% for 2008 and 2007, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

			Change
(Dollars in thousands)	March 31, 2008	December 31, 2007	$	%
Cash	$4,640	$10,669	$(6,029)	-57%
Interest bearing deposits in other financial institutions	214	423	(209)	-49%
Investments	63,411	52,632	10,779	21%
Loans – gross	394,166	403,163	(8,997)	-2%
Net deferred fees	(1,043)	(1,126)	83	7%
Allowance for loan loss reserve	(10,043)	(7,633)	(2,410)	-32%
Other	18,341	16,760	1,581	9%

Total Assets	$469,686	$474,888	$(5,202)	-1%

Non-interest bearing deposits	$37,983	$36,071	$1,912	5%
Interest bearing deposits	339,368	359,122	(19,754)	-6%
Borrowings	43,205	28,001	15,204	54%
Other	949	1,561	(612)	-39%
Stockholders’ equity	48,181	50,133	(1,952)	-4%

Total Liabilities and Stockholders’ Equity	$469,686	$474,888	$(5,202)	-1%

The balance sheet shows our changes in loans and deposits and our commitment to funding a productive mix of assets.

•	Gross loans decreased $9.0 million (from $403.2 million at December 31, 2007 to $394.2 million at March 31, 2008);

•

Deposits decreased $17.8 million with decreases in interest-bearing checking, savings and time deposits, attributed to a competitive market. The decrease was offset slightly with increases in demand checking and money markets;

•	Our securities portfolio grew with the purchase of $23.1 million in new investments in the first quarter partially offset with the sale of $11.8 million of investments;

•	For the three month period ending March 31, 2008, borrowings increased $15.2 million (from $28.0 million to $43.2 million), $10.0 million of which was used to purchase long term securities.

LOAN PORTFOLIO AND ADEQUACY OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the Company’s estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. The determination of the allowance for loan losses requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio, consideration of historical loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral and other qualitative and quantitative factors which could affect probable credit losses. Other allowance considerations include the use of estimates related to pools of homogeneous loans based on historical loan loss experience and an allocation of reserves for current economic trends and conditions.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and regulatory guidance.

The Company’s allowance for loan losses consists of three elements: (i) homogenous loan pool valuation allowances determined in accordance with SFAS 5 based on the quantitative loan loss experience of the Bank for similar loans with similar characteristics, with additional qualitative risks based upon the best judgment of management; (ii) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific loans; and (iii) general valuation allowances based on existing regional and local economic factors, including insurance and tax changes and increased market risks that may affect a particular category of loans.

On a monthly basis, management performs an analysis of the adequacy of the loan loss allowance. The analysis uses an eight point grade system to rate the loan portfolio. The eight categories are 1-Superior, 2-Very Satisfactory, 3-Satisfactory, 4-Acceptable, 5-Adequate, 6-Special Mention, 7-Substandard, 8-Doubtful. Each loan is assigned a rating at origination and then reviewed periodically. All significant commercial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. A specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A general allocation is made for all other commercial loans based on factors including historical loss rate, perceived economic conditions, recent trends in loan loss history, and concentrations of credit. These factors are reviewed and updated as necessary on a quarterly basis.

Residential and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors as used for commercial loans. When appropriate, a specific reserve will be established for individual loans. During 2007, due to continued market deterioration, the Bank deemed it necessary to begin reviewing select residential and consumer loans individually.

The balance in the allowance for loan losses at March 31, 2008 was $10.0 million, or 2.55%, of total loans. This is an increase of $2.4 million from the December 31, 2007 allowance balance of $7.6 million, or 0.6% of total loans. The increase in the allowance for loan losses as a percentage of total loans is primarily a result of the Bank’s $2.9 million provision in the first quarter of 2008. The increase to the loan loss provision was necessitated by an increased allocation of $2.8 million to one commercial loan relationship, consisting of six loans to a manufacturer. The six loans amounted to $8.3 million as of March 31, 2008, with a reserve balance of $3.4 million. During the quarter ended March 31, 2008, the loan balance increased, but the collateral supporting the loans decreased, which created an additional reserve requirement. While these loans are classified as impaired, they continue to perform contractually.

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

Some of the Bank’s nonaccrual loans are considered to be impaired. A loan is considered impaired when it’s determined that it is probable that all the contractual principal and interest due under the loan may not be collectible. Nonaccrual loans are reviewed individually for impairment when the relationship includes $50 thousand or more of loans outstanding. The impairment, if any, is based upon the difference between the carrying value of the investment and the fair value of the collateral less costs to sell or the present value of estimated future cash flows.

Our impaired loans were $39.0 million at March 31, 2008, or 9.9% of total gross loans, compared to $31.0 million at December 31, 2007, or 7.7% of total loans. At March 31, 2008, $31.7 million of the impaired loans continued on accrual status and the customers are to substantiate future cash flow projections. Management continues to monitor the worth, paying capacity and collateral pledged of the borrowers; however those loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The remaining $7.3 million of the loans has discontinued accruing interest.

Our non-performing assets as a percentage of total assets were 1.57% at March 31, 2008 and 1.03% at December 31, 2007. There was $7.4 million in non-performing assets at March 31, 2008, compared to $4.9 million at December 31, 2007.

During the first quarter of 2008, the allowance was increased by a $2.9 million charge to the provision and offset by $523 thousand in net charge-offs. This is compared to the first quarter of 2007 activity of a $191 thousand charge to the provision offset by $10 thousand in net recoveries. The increased provision since the end of last year was primarily due to one relationship as discussed previously.

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

The impact of adjustable rate loans and mortgages has been factored into the allowance for loan loss reserve. To mitigate our future risk associated with the repricing of loans, management adheres to a conservative underwriting approach to minimize this future risk. Furthermore, management has avoided the use of certain loan products typically associated with speculative real estate financing, such as negative amortization residential real estate loans and sub-prime lending.

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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank’s ability to meet liquidity needs. The Bank’s principal sources of funds are deposits; payments, paydowns, and maturities on loans; payments, maturities, and sales of investments; and capital contributions by the Company. As additional sources of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $70.5 million and Federal Funds purchased lines available at correspondent banks amounting to $5.0 million.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Overall we and the Bank continue to maintain a well-capitalized capital position, which is intended to support current needs and provide a sound foundation to support future expansion. The Corporation’s and Bank’s regulatory capital ratios are consistently above the “well-capitalized” standards. Our capital ratios as of March 31, 2008 and December 31, 2007 are presented below.

(Dollars in thousands)	Minimum	Well- capitalized	March 31, 2008		December 31, 2007
			Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$48,199	11.82%	$49,802	11.72%
Total capital	8.0%	10.0%	52,930	12.98%	54,989	12.94%
Tier 1 leverage	4.0%	5.0%	48,199	10.19%	49,802	10.44%

First State Bank
Tier 1 capital	4.0%	6.0%	47,703	11.70%	49,275	11.60%
Total capital	8.0%	10.0%	52,434	12.86%	54,462	12.82%
Tier 1 leverage	4.0%	5.0%	47,703	10.08%	49,275	10.33%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

Interest rate sensitivity as of March 31, 2008 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is intense. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer our controls and procedures in place as of the end of the period covered by this report were evaluated. They concluded that our disclosure controls and procedures were effective. No material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data have been identified. We made no significant changes in our internal disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of evaluation by management, including the Chief Executive Officer and Chief Financial Officer.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On April 7, 2008, the Company held an annual meeting of the stockholders of the Common Stock to vote to elect seven persons to the Company’s Board of Directors. The following table sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominee:	Votes Cast For	Votes Withheld
Robert Beymer	5,227,169	307,871
Daniel Harrington	5,405,152	129,888
Marshall Reynolds	5,481,400	53,640
Neal Scaggs	5,406,893	128,147
Robert Shell, Jr.	5,460,029	75,011
John E. “Jed” Wilkinson	5,393,777	141,263
Thomas Wright	5,473,411	61,629

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32 – Chief Executive Officer’s and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2008

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson
John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Executive Vice President and Chief Financial Officer