Form 10-Q
period 2008-06-30
FIRST STATE FINANCIAL CORP/FL
filed 2008-08-05
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 4, 2008 the registrant had outstanding 5,920,300 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 (unaudited) and December 31, 2007

(Dollar amounts in thousands except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from financial institutions	$5,264	$5,408
Federal funds sold	—	5,261

Cash and cash equivalents	5,264	10,669
Interest bearing deposits in other financial institutions	185	423
Securities, available-for-sale	72,068	52,632
Loans, net of allowance of $12,091 and $7,633	368,840	394,404
Federal Home Loan Bank stock	2,115	951
Premise and equipment, net	12,582	9,429
Other assets	9,435	6,380

Total Assets	$470,489	$474,888

LIABILITIES and STOCKHOLDERS’ EQUITY

Deposits
Demand	$33,568	$36,071
Interest-bearing checking	13,760	14,711
Money market	41,835	32,603
Savings	17,379	26,425
Time	263,988	285,383

Total deposits	370,530	395,193
Accrued interest payable and other liabilities	170	1,561
Repurchase agreements	25,000	25,000
Federal funds purchased	2,255	—
Federal Home Loan Bank advances & other borrowings	28,001	3,001

Total Liabilities	425,956	424,755

Commitments and contingent liabilities

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,920,300 shares issued at June 30, 2008 and December 31, 2007	5,920	5,920
Additional paid-in capital	32,578	32,515
Retained earnings	7,075	11,367
Accumulated other comprehensive (loss) gain	(1,040)	331

Total Stockholders’ Equity	44,533	50,133

Total Liabilities and Stockholders’ Equity	$470,489	$474,888

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$6,413	$8,022	$13,538	$16,072
Taxable securities	786	237	1,410	421
Tax exempt securities	121	87	272	172
Federal funds sold and other	33	135	108	474

	7,353	8,481	15,328	17,139
Interest expense
Deposits	3,716	4,095	7,849	8,135
Federal Home Loan Bank advances and other borrowings	417	94	760	141

	4,133	4,189	8,609	8,276

Net interest income	3,220	4,292	6,719	8,863
Provision for loan losses	3,700	286	6,633	477

Net interest (loss) income after provision for loan losses	(480)	4,006	86	8,386
Non-interest income
Service charges and other fees	311	358	639	670
Mortgage banking fees	74	265	177	425
Gain on sale of securities	—	—	191	—
Gain on sale of property	—	—	49	—
Other	15	21	35	45

	400	644	1,091	1,140
Non-interest expense
Salaries and employee benefits	1,987	2,263	3,832	4,104
Occupancy and equipment	662	412	1,237	793
Data processing	176	156	356	312
Professional services	76	132	145	221
Stationery and supplies	63	56	111	97
Advertising and marketing	85	77	126	156
Other	447	303	823	584

	3,496	3,399	6,630	6,267

(Loss) income before income taxes	(3,576)	1,251	(5,453)	3,259
Income tax (benefit) expense	(1,369)	454	(2,108)	1,193

Net (loss) income	$(2,207)	$797	$(3,345)	$2,066

(Loss) earnings per share
Basic	$(0.38)	$0.14	$(0.57)	$0.36
Diluted	$(0.38)	$0.14	$(0.57)	$0.35

Average common shares outstanding
Basic	5,920,300	5,875,500	5,920,300	5,875,251
Diluted	5,920,300	5,909,198	5,920,300	5,911,432
Dividends per share	$0.08	$0.08	$0.16	$0.16

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	5,874,450	$5,874	$31,974	$10,870	$(192)	$48,526
Comprehensive income:
Net income				2,066		2,066
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					(323)	(323)

Total Comprehensive Income						1,743
Stock-based compensation			44			44
Exercise of stock options	1,050	1	11			12
Cash dividend declared, $0.16 per share				(940)		(940)

Balance at June 30, 2007	5,875,500	$5,875	$32,029	$11,996	$(515)	$49,385

Balance at December 31, 2007	5,920,300	$5,920	$32,515	$11,367	$331	$50,133
Comprehensive loss:
Net loss				(3,345)		(3,345)
Change in net unrealized gain (loss) on investment securities available-for-sale, net of tax effects					(1,371)	(1,371)

Total Comprehensive Loss						(4,716)
Stock-based compensation			63			63
Cash dividend declared, $0.16 per share				(947)		(947)

Balance at June 30, 2008	5,920,300	$5,920	$32,578	$7,075	$(1,040)	$44,533

Balance at March 31, 2007	5,875,500	$5,875	$32,008	$11,669	$(142)	$49,410
Comprehensive income:
Net income				797		797
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					(373)	(373)

Total Comprehensive Income						424
Stock-based compensation			21			21
Cash dividend declared, $0.08 per share				(470)		(470)

Balance at June 30, 2007	5,875,500	$5,875	$32,029	$11,996	$(515)	$49,385

Balance at March 31, 2008	5,920,300	$5,920	$32,546	$9,755	$(40)	$48,181
Comprehensive loss:
Net loss				(2,207)		(2,207)
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					(1,000)	(1,000)

Total Comprehensive Loss						(3,207)
Stock-based compensation			32			32
Cash dividend declared, $0.08 per share				(473)		(473)

Balance at June 30, 2008	5,920,300	$5,920	$32,578	$7,075	$(1,040)	$44,533

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Six Months Ended June 30, 2008 and 2007

(Unaudited)

(Dollar amounts in thousands)

	2008	2007
Cash flows (used in) from operating activities:
Net (loss) income	$(3,345)	$2,066
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities
Provision for loan losses	6,633	477
Depreciation	260	209
Net accretion of securities	(50)	(18)
Stock-based compensation	63	44
Net change in:
Other assets	(2,228)	(48)
Accrued expenses and other liabilities	(1,391)	523

Net cash (used in) from operating activities	(58)	3,253
Cash flows used in investing activities:
Net change in time deposits	238	66
Available-for-sale securities:
Maturities, prepayments and calls	225	1,157
Proceeds from sales of securities available-for-sale	11,622	—
Gain on sale of securities	191	—
Purchases	(33,622)	(10,764)
Loan originations and payments, net	18,931	(25,252)
Net purchase of FHLB stock	(1,164)	(296)
Gain on sale of property	49	—
Net change in premise and equipment	(3,462)	(3,331)

Net cash used in investing activities	(6,992)	(38,420)
Cash flows from (used in) financing activities:
Net change in deposits	(24,663)	(17,612)
Net change in short-term borrowing	9,255	5,000
Proceeds from long-term borrowing	18,000	10,000
Proceeds from exercise of stock options	—	12
Cash dividend paid	(947)	(940)

Net cash from (used in) financing activities	1,645	(3,540)

Net change in cash and cash equivalents	(5,405)	(38,707)
Beginning cash and cash equivalents	10,669	44,233

Ending cash and cash equivalents	$5,264	$5,526

Supplemental cash flow information
Interest paid	$8,771	$8,230
Income taxes paid	$325	$1,569

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited financial statements were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As such they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year of 2008.

NOTE 2 – NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning March 1, 2009 on a prospective basis. Based on the Company’s current operations, the Company does not expect that the adoption of SFAS No. 161 will have a material effect on its financial position, results of operations or cash flows.

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

During the quarter ended June 30, 2008, the Company did not grant any stock options. During the previous quarter ended March 31, 2008 the Company granted 71,250 stock options. During the quarter and the six months ended June 30, 2007, the Company granted 10,000 and 24,000 stock options, respectively.

During the quarter ended June 30, 2008, 13,410 options vested and no options were exercised. During the previous quarter ended March 31, 2008, 5,800 options vested and no options were exercised. During the quarter and the six months ended June 30, 2007, 6,400 and 21,110 options vested and 0 and 1,050 options were exercised, respectively.

A summary of share option activity under the plan as of June 30, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2007	97,140	$13.54
Granted	71,250	7.78
Exercised	—	—
Forfeited or expired	—	—

Options outstanding, June 30, 2008	168,390	$11.10	8.26	$2

Options exercisable, June 30, 2008	46,720	$12.57	6.82	$2

For the three and six months ended June 30, 2008, $32 thousand and $63 thousand in compensation cost related to the Company’s stock option plan was recorded in net loss, respectively. As of June 30, 2008, $208 thousand in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.6 years. All stock option compensation costs recognized in the first six months of 2008 related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	June 30, 2008	December 31, 2007
Commercial	$73,457	$76,630
Real estate:
Residential	49,995	54,058
Commercial	188,407	211,516
Construction	56,893	47,308
Consumer and other	13,121	13,651

	381,873	403,163
Less: Deferred loan fees, net	(942)	(1,126)
Allowance for loan losses	(12,091)	(7,633)

Total loans, net	$368,840	$394,404

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the six months ended
	June 30, 2008	June 30, 2007
Balance, beginning of period	$7,633	$4,358
Provision charged to operations	6,633	477
Loans charged off	(2,251)	(251)
Recoveries	76	24

Balance, end of period	$12,091	$4,608

Impaired loans were as follows (in thousands):

	June 30, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$31,932	$13,634
Loans with allocated allowance for loan losses	36,217	17,383

	$68,149	$31,017

Amount of the allowance for loan losses allocated	$9,459	$5,017

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consist of available-for-sale securities. The fair value was derived based on market prices or dealer quotes on securities with similar characteristics (level 2) and amounted to $72.1 million as of June 30, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis consist of impaired loans. The fair value of certain assets was derived using significant other observable inputs (level 2) and amounted to $34.8 million as of June 30, 2008. The fair value of certain other assets was derived using significant unobservable inputs (level 3) and amounted to $23.9 million as of June 30, 2008. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $68.2 million, with a valuation allowance of $9.5 million.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows (in thousands):

	June 30, 2008	December 31, 2007
Line of credit, Independent Bankers’ Bank	$1	$1
Federal Home Loan Bank Advances	28,000	3,000

	$28,001	$3,001

During the six months ended June 30, 2008 the Bank initiated several advances from the Federal Home Loan Bank totaling $20 million with fixed rates ranging from 2.72% and 3.98%. The Bank also initiated an advance of $8 million with a variable interest rate. These advances were used to purchase higher yielding long-term securities to increase the duration of earning assets and shorten the duration of liabilities and to fund the opening of new branches. In June 2008, the $3 million Federal Home Loan Bank advance outstanding at December 31, 2007 was paid.

Item 2.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three and six months ended June 30, 2008. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2007 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2007 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The Bank’s business strategy encompasses:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers;

•	Adhering to sound credit standards and maintaining the continued quality of assets; and

•	Acquiring and developing new branches within our geographical area.

Some of the key developments during the second quarter of 2008 include:

•	The purchase of $10.5 million in securities to increase the duration of interest earning assets;

•	Net loss of $2.2 million primarily due to an increase of the loan loss provision;

•	Branch openings in Clearwater and Venice; and

•	Plans to open one new branch over the next 12 months.

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

	Three months ended June 30,				Six months ended June 30,
			change				change
(Dollars in thousands)	2008	2007	$	%	2008	2007	$	%
Interest income	$7,353	$8,481	$(1,128)	-13%	$15,328	$17,139	$(1,811)	-11%
Interest expense	4,133	4,189	(56)	-1%	8,609	8,276	333	4%

Net interest income	3,220	4,292	(1,072)	-25%	6,719	8,863	(2,144)	-24%
Provision for loan losses	3,700	286	3,414	1,194%	6,633	477	6,156	1,291%

Net interest (loss) income after provision	(480)	4,006	(4,486)	-112%	86	8,386	(8,300)	-99%
Non-interest income	400	644	(244)	-38%	1,091	1,140	(49)	-4%
Non-interest expense	(3,496)	(3,399)	97	3%	(6,630)	(6,267)	363	6%

(Loss) income before income taxes	(3,576)	1,251	(4,827)	-386%	(5,453)	3,259	(8,712)	-267%
Income tax (benefit) expense	(1,369)	454	(1,823)	-402%	(2,108)	1,193	(3,301)	-277%

Net (loss) income	$(2,207)	$797	$(3,004)	-377%	$(3,345)	$2,066	$(5,411)	-262%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the six months ended June 30,
	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earning assets:
Loans (1)	$382,432	$13,538	7.12%	$377,377	$16,072	8.59%
Investment securities, taxable	49,890	1,410	5.68%	17,706	421	4.79%
Investment securities, non-taxable (2)	11,004	371	6.77%	8,523	235	5.55%
Other	5,622	108	3.86%	18,479	474	5.17%

Total interest earning assets	448,948	15,427	6.91%	422,085	17,202	8.22%
Non-interest earning assets	21,216			18,344

Total assets	$470,164			$440,429

Liabilities:
Interest bearing liabilities:
NOW accounts	$14,403	$124	1.73%	$16,081	$114	1.43%
Money market	36,202	551	3.06%	31,320	576	3.71%
Savings	20,584	280	2.73%	22,837	407	3.60%
Time deposits	272,878	6,894	5.08%	275,749	7,038	5.15%
Borrowings	39,645	760	3.86%	4,769	141	5.95%

Total interest bearing liabilities	383,712	8,609	4.51%	350,756	8,276	4.76%

Demand deposits	35,997			36,906
Other non-interest bearing liabilities	1,414			2,554

Total non-interest bearing liabilities	37,411			39,460

Stockholders’ equity	49,041			50,213

Total liabilities & stockholders’ equity	$470,164			$440,429

Net Interest Income		$6,818			$8,926

Net Interest Margin (3)			3.05%			4.26%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the six months ended June 30, 2008 and June 30, 2007. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the six months ended June, 2008 Compared to the six months ended June 30, 2007
	Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Loans	$213	$(2,747)	$(2,534)
Investment securities, taxable	895	94	989
Investment securities, non-taxable (1)	77	59	136
Other	(269)	(97)	(366)

Total interest income	916	(2,691)	(1,775)

Increase (decrease) in interest expense:
NOW accounts	(13)	23	10
Money market	82	(107)	(25)
Savings	(37)	(90)	(127)
Time deposits	(73)	(71)	(144)
Borrowings	685	(66)	619

Total interest expense	644	(311)	333

Total change in net interest income	$272	$(2,380)	$(2,108)

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense

FOR THE SIX MONTHS ENDED JUNE 30, 2008:

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

Net interest income on a fully tax-equivalent basis for the first six months of 2008 and for the first six months of 2007 was $6.8 million and $8.9 million, respectively. Net interest income on a fully tax-equivalent basis decreased by $2.1 million; $2.4 million was due to a decrease in rates, partially offset by a $0.3 million increase due to volume. Average earning assets grew 6.4% for the first six months of 2008 over the first six months of 2007, from $422.1 million to $448.9 million, with the yield on average earning assets decreasing 131 basis points. Average interest bearing liabilities (deposits and borrowings) grew 9.4% for the first six months of 2008 over the first six months of 2007, from $350.8 million to $383.7 million, with the annualized cost decreasing 25 basis points.

NON-INTEREST INCOME

Non-interest income for the first six months of 2008 and 2007 was $1.1 million. Mortgage banking fees decreased $248 thousand, from $425 thousand in the first six months of 2007 to $177 thousand in the first six months of 2008 as a result of a decline in volume of transactions closed. This decrease was offset by a $191 thousand gain on the sale of securities and a $49 thousand gain on the sale of property. Service charges and other fees were $639 thousand in the first six months of 2008 as compared to $670 thousand for the same period of 2007.

NON-INTEREST EXPENSE

For the first six months of 2008, non-interest expense was $6.6 million compared to $6.3 million for the first six months of 2007. Occupancy costs represented the largest increase in non-interest expense. The Bank opened three new branches and additional office space was obtained to centralize certain operations of the Bank, resulting in increased occupancy costs. As of June 30, 2008 there were 138.5 full-time equivalent employees compared to 112.5 at June 30, 2007. However, salaries and employee benefits decreased for the first six months of the year versus the first six months of 2007. Salaries and employee benefit expense did not increase in relation to the increase in full-time equivalents as a bonus accrual was not necessary during the first six months of 2008 and due to a non-recurring charge in the first six months of 2007 related to the departure of the Bank’s former CEO. The increase in full-time equivalent employees is primarily the result of new branch openings.

INCOME TAXES

For the six months ended June 30, 2008 and 2007, the Company recorded income tax (benefit) expense of $(2.1) million and $1.2 million, respectively. Accordingly, our effective tax rates were (38.7)% and 36.6% for 2008 and 2007, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FOR THE THREE MONTHS ENDED JUNE 30, 2008:

NET INTEREST INCOME

Net interest income on a fully tax-equivalent basis for the second quarter of 2008 and for the second quarter of 2007 was $3.3 million and $4.3 million, respectively. Net interest income on a fully tax-equivalent basis decreased by $1.0 million; $1.1 million was due to a decrease in rates, partially offset by a $0.1 million increase due to volume. Average earning assets grew 7.1% for the second quarter of 2008 over the second quarter of 2007, from $419.0 million to $448.9 million, with the yield on average earning assets decreasing 152 basis points. Average interest bearing liabilities (deposits and borrowings) grew 10.0% for the second quarter of 2008 over the second quarter of 2007, from $348.7 million to $383.7 million, with the annualized cost decreasing 49 basis points.

NON-INTEREST INCOME

Non-interest income for the second quarter of 2008 was $400 thousand compared to $644 thousand for the same period of 2007. The decrease from 2007 to 2008 was primarily due to a reduction in mortgage banking fees. Mortgage banking fees decreased $191 thousand, from $265 thousand in the second quarter of 2007 to $74 thousand in the second quarter of 2008 as a result of a decline in volume of transactions closed. The decrease was also due to a slight decrease in service charges and other fees. Service charges and other fees were $311 thousand in the second quarter of 2008 as compared to $358 thousand for the same period of 2007.

NON-INTEREST EXPENSE

For the second quarter of 2008, non-interest expense was $3.5 million compared to $3.4 million for the second quarter of 2007. Occupancy costs represented the largest increase in non-interest expense. The Bank opened three new branches and additional office space was obtained to centralize certain operations of the Bank, resulting in increased occupancy costs. As of June 30, 2008 there were 138.5 full-time equivalent employees compared to 112.5 at June 30, 2007. However, salaries and employee benefits decreased for the second quarter of the year versus the second quarter of 2007. Salaries and employee benefit expense did not increase in relation to the increase in full-time equivalents as a bonus accrual was not necessary during the second quarter of 2008 and due to a non-recurring charge in the second quarter of 2007 related to the departure of the Bank’s former CEO. The increase in full-time equivalent employees is primarily the result of new branch openings.

INCOME TAXES

For the quarter ended June 30, 2008 and 2007, the Company recorded income tax (benefit) expense of $(1.4) million and $454 thousand, respectively. Accordingly, our effective tax rates were (38.3)% and 36.3% for 2008 and 2007, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

			Change
(Dollars in thousands)	June 30, 2008	December 31, 2007	$	%
Cash	$5,264	$10,669	$(5,405)	-51%
Interest bearing deposits in other financial institutions	185	423	(238)	-56%
Investments	72,068	52,632	19,436	37%
Loans – gross	381,873	403,163	(21,290)	-5%
Net deferred fees	(942)	(1,126)	184	16%
Allowance for loan loss reserve	(12,091)	(7,633)	(4,458)	-58%
Other	24,132	16,760	7,372	44%

Total Assets	$470,489	$474,888	$(4,399)	-1%

Non-interest bearing deposits	$33,568	$36,071	$(2,503)	-7%
Interest bearing deposits	336,962	359,122	(22,160)	-6%
Borrowings	55,256	28,001	27,255	97%
Other	170	1,561	(1,391)	-89%
Stockholders’ equity	44,533	50,133	(5,600)	-11%

Total Liabilities and Stockholders’ Equity	$470,489	$474,888	$(4,399)	-1%

Significant changes to our balance sheet include the following:

•	Gross loans decreased $21.3 million (from $403.2 million at December 31, 2007 to $381.9 million at June 30, 2008);

•

Deposits decreased $24.7 million with decreases in demand deposits, interest-bearing checking, savings and time deposits, attributed to a competitive market. The decrease was offset slightly with increases in money markets;

•	Our securities portfolio grew with the purchase of $33.6 million in new investments in the first six months partially offset with the sale of $11.8 million of investments;

•	For the six month period ending June 30, 2008, borrowings increased $27.3 million (from $28.0 million to $55.3 million).

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

Residential and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors as used for commercial loans. When appropriate, a specific reserve will be established for individual loans. During 2007, due to continued market deterioration, the Bank deemed it necessary to begin reviewing select residential and consumer loans individually. In June 2008, a thorough review was conducted of all home equity loans over $100 thousand as the Bank considered that there was an increased risk potential in this portion of its loan portfolio. Specifically as real estate values have declined in local markets, home equity loan charge-offs have increased over the past twelve months, totaling $1.0 million for the six months ended June 30, 2008. As a result, the Bank has conducted additional reviews of the $19.4 million home equity portfolio and has increased the reserves in that portfolio to cover anticipated losses. Based on our analysis of residential and consumer loans, the specific allocated reserve was increased from the December 31, 2007 balance of $738 thousand to the June 30, 2008 balance of $1.7 million. A continued deterioration in real estate values could result in additional losses in the future.

The balance in the allowance for loan losses at June 30, 2008 was $12.1 million, or 3.17%, of total loans. This is an increase of $4.5 million from the December 31, 2007 allowance balance of $7.6 million, or 1.89% of total loans. The increase in the allowance for loan losses as a percentage of total loans is primarily the result of the Bank’s $6.6 million provision in the first half of 2008 offset by $2.1 million in net charge-offs. This is compared to the first six months of 2007 activity of a $477 thousand charge to the provision offset by $227 thousand in net charge-offs. The increased provision since the end of last year was primarily due to increases in the allocation for impaired commercial ($2.3 million), residential and consumer ($.8 million) and construction mortgages ($1.3 million). Although 90% of impaired loans are performing contractually, the collateralized value of the property securing the loans, the borrower’s paying ability and the borrower’s net worth may not be sufficient to cover the loan value in case of default. While management believes that the loan loss reserve was adequate as of June 30, 2008, a continued deterioration in the economy could result in additional losses in the future.

It is our policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal and interest is past due 90 days or more unless we determine the principal and interest on the loan are in the process of imminent collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

All of the Bank’s nonaccrual loans are considered to be impaired. A loan is considered impaired when it’s determined that it is probable that all the principal and interest due under the loan may not be collectible as contractually agreed. Nonaccrual commercial real estate loans are reviewed individually for impairment. The impairment, if any, is based upon the difference between the carrying value of the investment and the fair value of the collateral less costs to sell or the present value of estimated future cash flows.

The Bank’s impaired loans were $68.2 million at June 30, 2008, or 17.8% of total gross loans, compared to $31.0 million at December 31, 2007, or 7.7% of total loans. Of the $68.2 million of impaired loans at June 30, 2008, $44.7 million were commercial and commercial real estate, $20.9 million were construction and $2.6 million were residential and consumer loans. This compares to $25.4 million commercial and commercial real estate, $3.1 million construction and $2.5 million residential and consumer loans at December 31, 2007. At June 30, 2008, $61.1 million of the impaired loans continued on accrual status and the customers are to substantiate future cash flow projections. Management continues to monitor the worth, paying capacity and collateral pledged of the borrowers; however those loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The remaining $7.1 million of the impaired loans have discontinued accruing interest.

The Bank’s non-performing assets as a percentage of total assets were 1.50% at June 30, 2008 and 1.03% at December 31, 2007. There was $7.1 million in non-performing assets at June 30, 2008, compared to $4.9 million at December 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. The Bank monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion, and to take advantage of unforeseen opportunities. The Bank manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs.

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank’s ability to meet liquidity needs. The Bank’s principal sources of funds are deposits; payments, paydowns, and maturities on loans; payments, maturities, and sales of investments; and capital contributions by the Company. As additional sources of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $70.6 million, of which $28.0 million was utilized as of June 30, 2008 and Federal Funds purchased lines available at correspondent banks amounting to $5.0 million, of which $2.3 million was utilized as of June 30, 2008.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Overall we and the Bank continue to maintain a well-capitalized capital position, which is intended to support current needs and provide a sound foundation to support future expansion. The Corporation’s and Bank’s regulatory capital ratios are consistently above the “well-capitalized” standards. Our capital ratios as of June 30, 2008 and December 31, 2007 are presented below.

			June 30, 2008		December 31, 2007
(Dollars in thousands)	Minimum	Well- capitalized	Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$45,520	11.34%	$49,802	11.72%
Total capital	8.0%	10.0%	50,624	12.61%	54,989	12.94%
Tier 1 leverage	4.0%	5.0%	45,520	9.74%	49,802	10.44%

First State Bank
Tier 1 capital	4.0%	6.0%	45,063	11.20%	49,275	11.60%
Total capital	8.0%	10.0%	50,168	12.48%	54,462	12.82%
Tier 1 leverage	4.0%	5.0%	45,063	9.64%	49,275	10.33%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

Interest rate sensitivity as of June 30, 2008 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is intense. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer our controls and procedures in place as of the end of the period covered by this report were evaluated. They concluded that our disclosure controls and procedures were effective. No significant material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data have been identified. We made no significant changes in our internal disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of evaluation by management, including the Chief Executive Officer and Chief Financial Officer.

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

Date: August 4, 2008

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson
John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Executive Vice President and Chief Financial Officer