Form 10-Q
period 2008-09-30
FIRST STATE FINANCIAL CORP/FL
filed 2008-11-04
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 4, 2008 the registrant had outstanding 5,920,300 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 (unaudited) and December 31, 2007

(Dollar amounts in thousands except per share data)

	September 30, 2008	December 31, 2007
ASSETS

Cash and due from financial institutions	$5,711	$5,408
Federal funds sold	—	5,261

Cash and cash equivalents	5,711	10,669
Interest bearing deposits in other financial institutions	298	423
Securities, available-for-sale	74,903	52,632
Loans, net of allowance of $14,666 and $7,633	370,886	394,404
Federal Home Loan Bank stock	3,217	951
Premise and equipment, net	12,438	9,429
Other assets	10,374	6,380

Total Assets	$477,827	$474,888

LIABILITIES and STOCKHOLDERS’ EQUITY

Deposits
Demand	$31,114	$36,071
Interest-bearing checking	14,540	14,711
Money market	45,340	32,603
Savings	11,776	26,425
Time	250,805	285,383

Total deposits	353,575	395,193
Accrued interest payable and other liabilities	1,268	1,561
Repurchase agreements	25,000	25,000
Federal funds purchased	3,864	—
Federal Home Loan Bank advances & other borrowings	52,501	3,001

Total Liabilities	436,208	424,755

Commitments and contingent liabilities

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,920,300 shares issued at September 30, 2008 and at December 31, 2007	5,920	5,920
Additional paid-in capital	32,609	32,515
Retained earnings	3,783	11,367
Accumulated other comprehensive (loss) gain	(693)	331

Total Stockholders’ Equity	41,619	50,133

Total Liabilities and Stockholders’ Equity	$477,827	$474,888

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$6,205	$8,485	$19,743	$24,557
Taxable securities	946	379	2,356	800
Tax exempt securities	106	90	378	262
Federal funds sold and other	22	33	130	507

	7,279	8,987	22,607	26,126

Interest expense
Deposits	3,583	4,255	11,432	12,390
Federal Home Loan Bank advances and other borrowings	553	270	1,313	411

	4,136	4,525	12,745	12,801

Net interest income	3,143	4,462	9,862	13,325
Provision for loan losses	4,153	345	10,786	822

Net interest (loss) income after provision for loan losses	(1,010)	4,117	(924)	12,503
Non-interest income
Service charges and other fees	272	386	911	1,056
Mortgage banking fees	115	107	292	532
Net loss on securities	(692)	—	(501)	—
Gain on sale of property	—	—	49	—
Other	13	15	48	60

	(292)	508	799	1,648

Non-interest expense
Salaries and employee benefits	2,038	1,977	5,870	6,081
Occupancy and equipment	664	507	1,901	1,300
Data processing	166	142	522	454
Professional services	43	76	188	297
Stationery and supplies	61	61	172	158
Advertising and marketing	56	27	182	183
Loss on other real estate owned	123	—	123	—
Other	442	296	1,265	880

	3,593	3,086	10,223	9,353

(Loss) income before income taxes	(4,895)	1,539	(10,348)	4,798
Income tax (benefit) expense	(1,603)	564	(3,711)	1,757

Net (loss) income	$(3,292)	$975	$(6,637)	$3,041

(Loss) earnings per share
Basic	$(0.56)	$0.16	$(1.12)	$0.52
Diluted	$(0.56)	$0.16	$(1.12)	$0.51
Average common shares outstanding
Basic	5,920,300	5,915,483	5,920,300	5,888,809
Diluted	5,920,300	5,927,967	5,920,300	5,917,685
Dividends per share	—	$0.08	$0.16	$0.24

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	5,874,450	$5,874	$31,974	$10,870	$(192)	$48,526
Comprehensive income:
Net income				3,041		3,041
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					(90)	(90)

Total Comprehensive Income						2,951
Stock-based compensation			70			70
Exercise of stock options	45,850	46	450			496
Cash dividend declared, $0.24 per share				(1,414)		(1,414)

Balance at September 30, 2007	5,920,300	$5,920	$32,494	$12,497	$(282)	$50,629

Balance at December 31, 2007	5,920,300	$5,920	$32,515	$11,367	$331	$50,133
Comprehensive loss:
Net loss				(6,637)		(6,637)
Change in net unrealized gain (loss) on investment securities available-for-sale, net of tax effects					(1,024)	(1,024)

Total Comprehensive Loss						(7,661)
Stock-based compensation			94			94
Cash dividend declared, $0.16 per share				(947)		(947)

Balance at September 30, 2008	5,920,300	$5,920	$32,609	$3,783	$(693)	$41,619

Balance at June 30, 2007	5,875,500	$5,875	$32,029	$11,996	$(515)	$49,385
Comprehensive income:
Net income				975		975
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					233	233

Total Comprehensive Income						1,208
Stock-based compensation			26			26
Exercise of stock options	44,800	45	439			484
Cash dividend declared, $0.08 per share				(474)		(474)

Balance at September 30, 2007	5,920,300	$5,920	$32,494	$12,497	$(282)	$50,629

Balance at June 30, 2008	5,920,300	$5,920	$32,578	$7,075	$(1,040)	$44,533
Comprehensive loss:
Net loss				(3,292)		(3,292)
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					347	347

Total Comprehensive Loss						(2,945)
Stock-based compensation			31			31

Balance at September 30, 2008	5,920,300	$5,920	$32,609	$3,783	$(693)	$41,619

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(Dollar amounts in thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,637)	$3,041
Adjustments to reconcile net (loss) income to net cash from operating activities
Provision for loan losses	10,786	822
Depreciation	398	316
Net accretion of securities	(87)	(68)
Other than temporary impairment	687	—
Stock-based compensation	94	70
Net change in:
Other assets	(2,114)	(172)
Accrued expenses and other liabilities	(1,556)	211

Net cash from operating activities	1,571	4,220
Cash flows used in investing activities:
Net change in time deposits	125	16
Available-for-sale securities:
Maturities, prepayments and calls	798	2,286
Proceeds from sales	18,499	—
Gain on sale	(186)	—
Purchases	(43,623)	(28,195)
Loan originations and payments, net	12,732	(29,564)
Net purchase of FHLB stock	(2,266)	(422)
Gain on sale of property	(49)	—
Net change in premise and equipment	(3,358)	(3,602)

Net cash used in investing activities	(17,328)	(59,481)
Cash flows from financing activities:
Net change in deposits	(41,618)	(12,522)
Net change in short-term borrowing	19,364	7,800
Proceeds from long-term borrowing	34,000	25,000
Proceeds from exercise of stock options	—	346
Cash dividend paid	(947)	(1,414)

Net cash from financing activities	10,799	19,210

Net change in cash and cash equivalents	(4,958)	(36,051)
Beginning cash and cash equivalents	10,669	44,233

Ending cash and cash equivalents	$5,711	$8,182

Supplemental cash flow information
Interest paid	$12,777	$12,646
Income taxes paid	$325	$2,201

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The (a) condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report (Form 10-K). In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year of 2008.

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

Other new pronouncements issued but not effective until after September 30, 2008, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

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

During the quarters ended September 30, 2008 and 2007, the Company did not grant any stock options and no stock options vested. During the quarter ended September 30, 2008 no options were exercised. During the quarter ended September 30, 2007, 44,800 options were exercised.

A summary of share option activity under the plan as of September 30, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2007	97,140	$13.54
Granted	71,250	7.78
Exercised	—	—
Forfeited or expired	1,800	4.81

Options outstanding, September 30, 2008	166,590	$11.17	8.10	$—

Options exercisable, September 30, 2008	44,920	$12.88	6.84	$—

For the three and nine months ended September 30, 2008, $31 thousand and $94 thousand in compensation cost related to the Company’s stock option plan was recorded in net loss, respectively. As of September 30, 2008, $178 thousand in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.4 years. All stock option compensation costs recognized in the first nine months of 2008 were related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	September 30, 2008	December 31, 2007
Commercial	$75,153	$76,630
Real estate:
Residential	51,211	54,058
Commercial	189,423	211,516
Construction	57,316	47,308
Consumer and other	13,341	13,651

	386,444	403,163
Less: Deferred loan fees, net	(892)	(1,126)
Allowance for loan losses	(14,666)	(7,633)

Total loans, net	$370,886	$394,404

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the nine months ended
	September 30, 2008	September 30, 2007
Balance, beginning of period	$7,633	$4,358
Provision charged to operations	10,786	822
Loans charged off	(3,831)	(455)
Recoveries	78	39

Balance, end of period	$14,666	$4,764

Impaired loans were as follows (in thousands):

	September 30, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$29,485	$13,634
Loans with allocated allowance for loan losses	48,344	17,383

	$77,829	$31,017

Amount of the allowance for loan losses allocated	$11,917	$5,017

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consist of available-for-sale securities. The fair value was derived based on market prices or dealer quotes on securities with similar characteristics (level 2) and amounted to $74.9 million as of September 30, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis consist of impaired loans. The fair value of these assets was derived using significant unobservable inputs (level 3) and amounted to $77.8 million as of September 30, 2008, with a valuation allowance of $11.9 million.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows (in thousands):

	September 30, 2008	December 31, 2007
Line of credit, Independent Bankers’ Bank	$1	$1
Federal Home Loan Bank Advances	52,500	3,000

	$52,501	$3,001

During the nine months ended September 30, 2008 the Bank initiated several advances from the Federal Home Loan Bank totaling $45.5 million with fixed rates ranging from 2.10% and 3.98%. The Bank also initiated an advance of $10 million with a variable interest rate. These advances were used to purchase higher yielding long-term securities to decrease the duration of earning assets and shorten the duration of liabilities and to fund the opening of two new branches. In June 2008, the $3 million Federal Home Loan Bank advance outstanding at December 31, 2007 was paid.

NOTE 7 – PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted

Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

NOTE 8 – OTHER THAN TEMPORARY IMPAIRMENT

First State Financial Corporation currently holds 28,000 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock. The stock was purchased in January 2008 at $26.31. As of the close of business, September 30, 2008, the preferred stock was trading at $1.60. The decline in market value is attributable to the fact that Freddie Mac was placed in a government conservatorship effective September 7, 2008. Under the takeover plan, the United States Treasury acquired $1 billion in preferred senior stock in Freddie Mac, which is senior to both existing preferred and common shares.

As such, the Company determined that its investment in the Freddie Mac preferred stock has sustained an impairment in value that is other-than-temporary and recorded the impairment during the third quarter of 2008. The impairment is $0.7 million.

NOTE 9 – SUBSEQUENT EVENT

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted which, among other things, enables banks to record the write down of Freddie Mac preferred stock as an ordinary loss as opposed to a capital loss. As such, the Bank will realize a tax benefit of $0.3 million in the fourth quarter of 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three and nine months ended September 30, 2008. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2007 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2007 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties. The Bank’s business strategy encompasses:

•	Providing customers with access to local executives;

•	Pursuing commercial lending opportunities with small- to mid-sized businesses;

•	Developing new products and services to generate additional revenue sources;

•	Cross-selling products and services to existing customers;

•	Adhering to sound credit standards and maintaining the continued quality of assets; and

•	Acquiring and developing new branches within our geographical area.

Some of the key developments during the third quarter of 2008 include:

•	The net purchase of $3.3 million in securities to decrease the duration of interest earning assets and increase cash flows;

•	Net loss of $3.3 million primarily due to an increase of the loan loss provision and the write down of an investment in Federal Home Loan Mortgage Corporation preferred stock;

•	Plans to open one new branch over the next 15 months.

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

	Three months ended September 30,				Nine months ended September 30,
			change				change
(Dollars in thousands)	2008	2007	$	%	2008	2007	$	%
Interest income	$7,279	$8,987	$(1,708)	-19%	$22,607	$26,126	$(3,519)	-14%
Interest expense	4,136	4,525	(389)	-9%	12,745	12,801	(56)	-1%

Net interest income	3,143	4,462	(1,319)	-30%	9,862	13,325	(3,463)	-26%
Provision for loan losses	4,153	345	3,808	1104%	10,786	822	9,964	1,212%

Net interest (loss) income after provision	(1,010)	4,117	(5,127)	-125%	(924)	12,503	(13,427)	-107%
Non-interest income	(292)	508	(800)	-157%	799	1,648	(849)	-52%
Non-interest expense	(3,593)	(3,086)	507	16%	(10,223)	(9,353)	870	9%

(Loss) income before income taxes	(4,895)	1,539	(6,434)	-418%	(10,348)	4,798	(15,146)	-316%
Income tax (benefit) expense	(1,603)	564	2,167	384%	(3,711)	1,757	(5,468)	-311%

Net (loss) income	$(3,292)	$975	$(4,267)	-438%	$(6,637)	$3,041	$(9,678)	-318%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the nine months ended September 30,
	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets:
Earning assets:
Loans (1)	$377,999	$19,743	6.98%	$385,692	$24,557	8.51%
Investment securities, taxable	54,831	2,356	5.74%	20,765	800	5.15%
Investment securities, non-taxable (2)	10,586	515	6.50%	8,489	357	5.63%
Other	4,792	130	3.62%	13,127	507	5.16%

Total interest earning assets	448,208	22,744	6.78%	428,073	26,221	8.19%
Non-interest earning assets	22,966			21,006

Total assets	$471,174			$449,079

Liabilities:
Interest bearing liabilities:
NOW accounts	$14,287	$182	1.70%	$15,376	$175	1.51%
Money market	40,145	907	3.02%	32,094	905	3.77%
Savings	18,410	366	2.65%	23,180	637	3.67%
Time deposits	266,797	9,977	5.00%	275,660	10,673	5.18%
Borrowings	48,480	1,313	3.62%	10,159	411	5.42%

Total interest bearing liabilities	388,119	12,745	4.39%	356,469	12,801	4.80%

Demand deposits	34,641			37,419
Other non-interest bearing liabilities	1,099			2,390

Total non-interest bearing liabilities	35,740			39,809

Stockholders’ equity	47,315			52,801

Total liabilities & stockholders’ equity	$471,174			$449,079

Net Interest Income		$9,999			$13,420

Net Interest Margin (3)			2.98%			4.19%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense
(3)	Net interest margin is net interest income divided by average total interest earning assets

The table below details the components of the changes in net interest income for the nine months ended September 30, 2008 and September 30, 2007. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the nine months ended September 30, 2008 Compared to the nine months ended September 30, 2007
	Increase (decrease) due to change in		Net Increase (Decrease)
(Dollars in thousands)	Average Volume	Average Rate
Increase (decrease) in interest income:
Loans	$(481)	$(4,333)	$(4,814)
Investment securities, taxable	1,454	102	1,556
Investment securities, non-taxable (1)	97	61	158
Other	(256)	(121)	(377)

Total interest income	814	(4,291)	(3,477)

Increase (decrease) in interest expense:
NOW accounts	(13)	20	7
Money market	201	(199)	2
Savings	(116)	(155)	(271)
Time deposits	(337)	(359)	(696)
Borrowings	1,080	(178)	902

Total interest expense	815	(871)	(56)

Total change in net interest income	$(1)	$(3,420)	$(3,421)

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008:

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

Net interest income on a fully tax-equivalent basis for the first nine months of 2008 and for the first nine months of 2007 was $10.0 million and $13.4 million, respectively. Net interest income on a fully tax-equivalent basis decreased by $3.4 million, primarily all of which was due to a decrease in rates. Average earning assets grew 4.7% for the first nine months of 2008 over the first nine months of 2007, from $428.1 million to $448.2 million, with the yield on average earning assets decreasing 141 basis points. Average interest bearing liabilities (deposits and borrowings) grew 8.9% for the first nine months of 2008 over the first nine months of 2007, from $356.5 million to $388.1 million, with the annualized cost decreasing 41 basis points.

NON-INTEREST INCOME

Non-interest income for the first nine months of 2008 and 2007 was $0.8 million and $1.6 million, respectively. A $0.7 million other than temporary impairment charge during the nine months ended September 30, 2008 on Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock represented the largest change. Mortgage banking fees decreased $240 thousand, from $532 thousand in the first nine months of 2007 to $292 thousand in the first nine months of 2008 as a result of a decline in volume of transactions closed. Service charges and other fees were $911 thousand in the first nine months of 2008 as compared to $1.1 million for the same period of 2007.

NON-INTEREST EXPENSE

For the first nine months of 2008, non-interest expense was $10.2 million compared to $9.4 million for the first nine months of 2007. Occupancy costs contributed to the increase in non-interest expense. The Bank opened two new branches resulting in increased occupancy costs. As of September 30, 2008 there were 135.0 full-time equivalent employees compared to 122.0 at September 30, 2007. However, salaries and employee benefits decreased for the first nine months of the year versus the first nine months of 2007. Salaries and employee benefit expense did not increase in proportion to the increase in full-time equivalents as only a minimal bonus accrual was incurred during the first nine months of 2008 as compared to the same period in 2007. The increase in full-time equivalent employees is primarily the result of new branch openings.

INCOME TAXES

For the nine months ended September 30, 2008 and 2007, the Company recorded income tax (benefit) expense of $(3.7) million and $1.8 million, respectively. Accordingly, our effective tax rates were (35.9)% and 36.6% for 2008 and 2007, respectively. As a result of the tax benefit, other assets increased $3.6 million from the December 31, 2007 balance. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008:

NET INTEREST INCOME

Net interest income on a fully tax-equivalent basis for the third quarter of 2008 and for the third quarter of 2007 was $3.2 million and $4.5 million, respectively. Net interest income on a fully tax-equivalent basis decreased by $1.3 million; $1.0 million was due to a decrease in rates, and $0.3 million of the decrease was due to volume. Average earning assets grew 1.5% for the third quarter of 2008 over the third quarter of 2007, from $439.9 million to $446.7 million, with the yield on average earning assets decreasing 162 basis points. Average interest bearing liabilities (deposits and borrowings) grew 5.5% for the third quarter of 2008 over the third quarter of 2007, from $367.7 million to $388.1 million, with the annualized cost decreasing 64 basis points.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2008 was $(292) thousand compared to $508 thousand for the same period of 2007. The decrease from 2007 to 2008 was primarily due to a $0.7 million other than temporary impairment charge on Freddie Mac preferred stock, as discussed above. The decrease was also due to a reduction in service charges and other fees. Service charges and other fees decreased $114 thousand, from $386 thousand in the third quarter of 2007 to $272 thousand in the third quarter of 2008 as a result of a decline in volume of transactions closed.

NON-INTEREST EXPENSE

For the third quarter of 2008, non-interest expense was $3.6 million compared to $3.1 million for the third quarter of 2007. Occupancy costs and the net losses incurred on other real estate owned were the primary reasons for the increase in non-interest expense. The Bank opened two new branches resulting in increased occupancy costs. As of September 30, 2008 there were 135 full-time equivalent employees compared to 122.0 at September 30, 2007. Salaries and employee benefits increased for the third quarter of the year versus the third quarter of 2007. However, salaries and employee benefit expense did not increase in proportion to the increase in full-time equivalents as only a minimal bonus accrual was incurred during the third quarter of 2008 as compared to the same period in 2007. The increase in full-time equivalent employees is primarily the result of new branch openings.

INCOME TAXES

For the quarter ended September 30, 2008 and 2007, the Company recorded income tax (benefit) expense of $(1.6) million and $564 thousand, respectively. Accordingly, our effective tax rates were (32.7)% and 36.7% for 2008 and 2007, respectively. As a result of the tax benefit, other assets increased $3.6 million from the December 31, 2007 balance. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

(Dollars in thousands)	September 30, 2008	December 31, 2007	Change
			$	%
Cash	$5,711	$10,669	$(4,958)	-47%
Interest bearing deposits in other financial institutions	298	423	(125)	-30%
Investments	74,903	52,632	22,271	42%
Loans – gross	386,444	403,163	(16,719)	-4%
Net deferred fees	(892)	(1,126)	234	21%
Allowance for loan loss reserve	(14,666)	(7,633)	(7,033)	-92%
Other	26,029	16,760	9,269	55%

Total Assets	$477,827	$474,888	$2,939	1%

Non-interest bearing deposits	$31,114	$36,071	$(4,957)	-14%
Interest bearing deposits	322,461	359,122	(36,661)	-10%
Borrowings	81,365	28,001	53,364	191%
Other	1,268	1,561	(293)	-19%
Stockholders’ equity	41,619	50,133	(8,514)	-17%

Total Liabilities and Stockholders’ Equity	$477,827	$474,888	$2,939	1%

Significant changes to our balance sheet include the following:

•	Gross loans decreased $16.7 million (from $403.2 million at December 31, 2007 to $386.4 million at September 30, 2008);

•

Deposits decreased $41.6 million with decreases in demand deposits, interest-bearing checking, savings and time deposits, attributed to a competitive market. The decrease was offset slightly with increases in money markets;

•	Our securities portfolio grew with the purchase of $43.6 million in new investments in the first nine months partially offset with the sale of $18.5 million of investments;

•	For the nine month period ending September 30, 2008, borrowings increased $53.4 million (from $28.0 million to $81.4 million).

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

On a monthly basis, management performs an analysis of the adequacy of the loan loss allowance. The analysis uses an eight point grade system to rate the loan portfolio. The eight categories are 1-Superior, 2-Very Satisfactory, 3-Satisfactory, 4-Acceptable, 5-Adequate, 6-Special Mention, 7-Substandard, 8-Doubtful. Each loan is assigned a rating at origination and then reviewed periodically. All significant commercial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. A specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of incurred losses. A general allocation is made for all other commercial loans based on factors including historical loss rate, perceived economic conditions, recent trends in loan loss history, and concentrations of credit. These factors are reviewed and updated as necessary on a quarterly basis.

Residential and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors as used for commercial loans. When appropriate, a specific reserve will be established for individual loans. During 2007, due to continued market deterioration, the Bank deemed it necessary to begin reviewing select residential and consumer loans individually. A thorough review has been conducted of all home equity loans over $100 thousand as the Bank considered that there was an increased risk potential in this portion of its loan portfolio. Specifically as real estate values have declined in local markets, home equity loan charge-offs have increased over the past twelve months, totaling $1.9 million for the nine months ended September 30, 2008. As a result, the Bank has conducted additional reviews of the $20.5 million home equity portfolio and has increased the reserves in that portfolio to cover estimated incurred losses. Based on our analysis of residential and consumer loans, the specific allocated reserve was increased from the December 31, 2007 balance of $738 thousand to the September 30, 2008 balance of $1.5 million. A continued deterioration in real estate values could result in additional losses in the future.

The balance in the allowance for loan losses at September 30, 2008 was $14.7 million, or 3.80%, of total loans. This is an increase of $7.1 million from the December 31, 2007 allowance balance of $7.6 million, or 1.89% of total loans. The increase in the allowance for loan losses as a percentage of total loans is primarily the result of the Bank’s $10.8 million provision in the first nine months of 2008 offset by $3.7 million in net charge-offs. This is compared to the first nine months of 2007 activity of a $822 thousand charge to the provision offset by $416 thousand in net charge-offs. The increased provision since the end of last year was primarily due to increases in the allocation for impaired commercial real estate ($2.3 million), commercial business assets ($1.1 million) and construction mortgages ($2.5 million). Although 88% of impaired loans are performing contractually, the collateralized value of the property securing the loans, the borrower’s paying ability and the borrower’s net worth may not be sufficient to cover the loan value in case of default. While management believes that the loan loss reserve was adequate as of September 30, 2008, a continued deterioration in the economy could result in additional losses in the future.

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

The Bank’s impaired loans were $77.8 million at September 30, 2008, or 20.2% of total gross loans, compared to $31.0 million at December 31, 2007, or 7.7% of total loans. Of the $77.8 million of impaired loans at September 30, 2008, $48.1 million were commercial and commercial real estate, $26.7 million were construction and $3.0 million were residential and consumer loans. This compares to $25.4 million commercial and commercial real estate, $3.1 million construction and $2.5 million residential and consumer loans at December 31, 2007. At September 30, 2008, $68.7 million of the impaired loans continued on accrual status and the customers are to substantiate future cash flow projections. Management continues to monitor the worth, paying capacity and collateral pledged of the borrowers; however those loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The remaining $9.1 million of the impaired loans have discontinued accruing interest.

The Bank’s non-performing loans as a percentage of total assets were 1.92% at September 30, 2008 and 1.03% at December 31, 2007. There was $9.1 million in non-performing assets at September 30, 2008, compared to $4.9 million at December 31, 2007.

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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank’s ability to meet liquidity needs. The Bank’s principal sources of funds are deposits; payments, paydowns, and maturities on loans; payments, maturities, and sales of investments; and capital contributions by the Company. As additional sources of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $71.7 million, of which $52.5 million was utilized as of September 30, 2008 and Federal Funds purchased lines available at correspondent banks amounting to $5.0 million, of which $3.9 million was utilized as of September 30, 2008.

CAPITAL RESOURCES

We and the Bank are subject to various regulatory capital requirements which involve quantitative measures of our assets, liabilities, and certain off-balance sheet items. These capital requirements and classifications are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Overall we and the Bank continue to maintain a well-capitalized capital position, which is intended to support current needs and provide a sound foundation to support future expansion. The Corporation’s and Bank’s regulatory capital ratios are consistently above the “well-capitalized” standards. Our capital ratios as of September 30, 2008 and December 31, 2007 are presented below.

(Dollars in thousands)	Minimum	Well- capitalized	September 30, 2008		December 31, 2007
			Amount	Ratio	Amount	Ratio
First State Financial Corporation
Tier 1 capital	4.0%	6.0%	$42,570	10.53%	$49,802	11.72%
Total capital	8.0%	10.0%	47,706	11.80%	54,989	12.94%
Tier 1 leverage	4.0%	5.0%	42,570	9.00%	49,802	10.44%

First State Bank
Tier 1 capital	4.0%	6.0%	42,127	10.42%	49,275	11.60%
Total capital	8.0%	10.0%	47,263	11.69%	54,462	12.82%
Tier 1 leverage	4.0%	5.0%	42,127	8.90%	49,275	10.33%

DIVIDENDS

Dividends paid by the Bank to the Company are subject to the financial condition of the Bank and practical business considerations relating to utilization of funds. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to stockholders without prior approval of the bank’s regulatory agency. Dividend payments are generally limited to earnings of the Bank, as defined for regulatory purposes, for the current period and the full two preceding years less any interim distributions. Based on current projections for 2009, the Company could not, without prior regulatory approval, declare dividends. The Company’s Board of Directors has approved a resolution that the Company will not pay a dividend without prior approval of the Federal Reserve Bank.

CAPITAL PURCHASE PROGRAM

On October 3, 2008, Congress passed EESA, which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury CPP, which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

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

Interest rate sensitivity as of September 30, 2008 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is intense. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

Date: November 4, 2008

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson
John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Executive Vice President and Chief Financial Officer