Form 10-K
period 2008-12-31
FIRST STATE FINANCIAL CORP/FL
filed 2009-03-16
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50992

FIRST STATE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida	65-0771145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 South Links Avenue, Sarasota, FL	34236
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of common stock of the issuer held by non-affiliates of the issuer (4,229,965 shares) on June 30, 2008 was approximately $26,183,000. This calculation was based on the closing price of the common equity on June 29, 2008.

There were 5,920,300 shares of the issuer’s common stock issued and outstanding as of March 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Annual Report to Shareholders of First State Financial Corporation for the fiscal year ended December 31, 2008 are incorporated by reference into Part I, Part II and Part II.

2. Certain portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009 are incorporated by reference into Part III.

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

First State Bank

The Bank is operated as a network of community bank branches, with four branches located in Sarasota County and five branches located in Pinellas County. The Bank primarily focuses on providing personalized banking services to small to medium-sized businesses and individuals within the market areas where our banking offices are located. We believe this local market strategy enables the Bank to attract and retain low cost core deposits, which provide substantially all of the Bank’s funding requirements.

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

The Bank conducts commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its offices and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and real estate loans, including commercial loans collateralized by real estate.

We consider the general business of retail banking to be our only operating segment.

Prior to July 2008, we were implementing a business plan which focused on executing our growth strategy by opening three new branch locations, increasing our size 50%, from six to nine branches.

However, commencing with the fourth quarter of 2007, our banking operations began facing compressed net interest margins due to existing monetary policies and interest rate trends. In addition, during the latter part of 2007 and continuing in 2008 the communities in which we operate began experiencing unfavorable economic conditions, which in turn began to adversely affect our business. During the twelve months ended December 31, 2008, our impaired loans increased from $31,017 to $98,482, or from 7.7% of total loans to 25.4% of total loans. As a result, we made a substantial provision to our loan loss allowance for 2008 to address the additional risks present in the loan portfolio. Accordingly, we revised our strategy during 2008 to temper our growth and focus our efforts on returning to profitability. To achieve this goal, we analyzed our service charges and adjusted some fees to current market, and discontinued opening branches that were planned. Despite these changes, the additional provision, together with our growth activities, caused us to report a substantial loss for 2008 and for the Bank to become classified as an “adequately capitalized” institution under federal banking regulations as of December 31, 2008.

In view of these recent developments, we are in the process of reassessing our long term objectives and strategic alternatives to determine the most appropriate business strategy for the Company and its shareholders. Subsequent to July 2008, we focused our efforts to improve our efficiency and profitability, our plan is to focus on improving operating expenses as a percent of total assets and improving our efficiency ratio. We also will seek to improve our profitability by maintaining pricing discipline on the loans we originate and attracting lower cost core deposits. However, the growth of our impaired loans will have a short term adverse impact on profitability because of the legal, professional and other related expenses that will be incurred to complete the resolution of these loans.

The Company has adopted a board resolution which suspends dividends without prior approval of the Federal Reserve Bank. The board resolution also, among other things, states that the Company will not incur debt without approval of the Federal Reserve Bank (approval has been obtained subsequent to year end for a $4 million line of credit available to the Company) and will submit financial statements quarterly to the Federal Reserve Bank. In addition, the resolution states that the Company will not reduce its capital position by purchasing or redeeming treasury stock.

Note about Forward-Looking Statements

This Form 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

Principal Sources of Revenue

The Bank’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and non-interest income for each of the last three years.

	Year Ended December 31,
(in thousands)	2008	2007	2006
Interest and fees on loans	$25,346	$32,502	$29,813
Interest and dividends on investment securities	3,755	1,767	1,008
Other interest and non-interest income	135	573	570

Total revenues from continuing operations	$29,236	$34,842	$31,391

Additional information required to be reported under this item regarding the results of operations is within the Management’s Discussion and Analysis of the Company’s 2008 Annual Report and is incorporated herein by reference.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loans, credit unions, and other financial service companies operating in the West Central region of Florida. As of June 30, 2008 (the most recent date for deposit data compiled by the FDIC), there were approximately 201 banking offices representing 49 financial institutions operating in Sarasota County holding approximately $11.4 billion in deposits. In Pinellas County, there were approximately 340 offices representing 40 financial institutions holding over $25.9 billion in deposits. We believe that our community bank focus, with our emphasis on service to small- to medium-sized businesses, individuals, and professional concerns, gives us opportunities in these markets. Nevertheless, a number of these competitors are well established in the West Central region. Most of them have substantially greater resources and lending limits than we have and offer services that we do not currently provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

At December 31, 2008, the Company and its subsidiary employed 132 full-time employees and 7 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available information

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “FSTF.” A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge from the Company upon written request to Corporate Secretary, First State Financial Corporation, 22 South Links Avenue, Sarasota, FL 34236, or you may contact the Corporate Secretary through the Investor Relations section of the Company’s website at www.firststatefl.com. (Reference to the Company’s website in this Annual Report on Form 10-K does not in any way incorporate information contained in such website into this report.)

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The Bank must file various reports with, and is subject to periodic examinations by the Florida Office of

Financial Regulation and the FDIC. Florida law and the Florida Office of Financial Regulation regulate (in conjunction with applicable federal laws and regulations), among other things, the Bank’s capital, permissible activities, reserves, investments, lending authority, branching, the issuance of securities, payment of dividends, transactions with affiliated parties and borrowing.

The FDIC insures deposits of the Bank to the current maximum allowed by law. Applicable statues and regulations administered by the FDIC also relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank’s operations. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation or written agreement with the FDIC. Enforcement powers are also available to regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or a receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil monetary penalties on the institution, its directors, officers and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees, and institution-affiliated parties, and the enforcement of any such mechanism through restraining orders or other court actions.

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

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act requires that each financial report required to be prepared in accordance with generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

Anti-Money Laundering and USA Patriot Act of 2001: In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

FDIC Improvement Act: Among other things, the FDIC Improvement Act (“the FDICIA”) provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”, as further defined below. A depository institution’s capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation.

The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be “undercapitalized”. “Undercapitalized” depository institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

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

The FDICIA permits only a “well capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under implementing regulations, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while “undercapitalized” banks may not accept brokered deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized,” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the FDICIA (as described above).

The Bank is subject to the provisions of FDICIA relating to internal controls. These provisions require that the Bank document and test its internal control structure and report on it on an annual basis. As of December 31, 2008, the Bank complied with all applicable sections of the regulation and reported as required in 2008.

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

In addition, Florida law places certain restrictions on the declaration of dividends from state-chartered banks to their holding companies. Under the Florida law, the Board of Directors of a state-chartered bank, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare a dividend of up to the aggregate of net profits of that period, combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss, or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Office or a federal regulatory agency. The Bank’s operating losses during 2008 combined with the retained net income from the preceding two years is a loss, thus the Bank is unable to declare a dividend at this time. In addition, we have adopted a board resolution suspending dividends without prior written approval of the Federal Reserve Bank.

TARP Capital Purchase Program: On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress, which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system. On October 14, 2008, the U.S. Treasury established the TARP Capital Purchase Program under the authority granted by the EESA. Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments. In connection with the purchase of preferred stock, the U.S. Treasury will receive a warrant entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the preferred stock.

In connection with the EESA, there have been numerous actions by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under the EESA that affect First State Financial Corporation.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”) enacted by the U.S. Congress. The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participation.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, a bank will be considered:

•

“Well capitalized” if it has (a) a total risk-based capital ratio of 10% or greater, (b) a Tier 1 risk-based capital ratio of 6% or greater, (c) a leverage ratio of 5% or greater, and (d) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure;

•

“Adequately capitalized” if it has (a) a total risk-based capital ratio of 8% or greater, (b) a Tier 1 risk-based capital ratio of 4% or greater, and (c) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1);

•

“Undercapitalized” if it has (a) a total risk-based capital ratio of less than 8%, (b) a Tier 1 risk-based capital ratio of less than 4%, or (c) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1);

•

“Significantly undercapitalized” if the bank has (a) a total risk-based capital ratio of less than 6%, or (b) a Tier 1 risk-based capital ratio of less than 3%, or (c) a leverage ratio of less than 3%; and

•	“Critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

Generally, failing to maintain the status of a “well capitalized” or “adequately capitalized” depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. Currently, the Bank qualifies as “adequately capitalized.”

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

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, continued poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. Our bank could be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the well capitalized capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. At the request of the Florida Office of Financial Regulation, we have adopted a board resolution which, among other things, states that we will review and amend the Bank’s underwriting procedures and that we will develop specific plans for the reduction and improvement of all criticized items identified in their most recent review.

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

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Currently, the FDIC is considering implementing an emergency special assessment to recapitalize the FDIC’s insurance fund, the impact of which can not be determined at this time.

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

Recent negative developments in the financial services industry and the U.S. and global credit markets may adversely impact our operations and results.

Negative developments in 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009 and beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Our interest rate risk management techniques are not exact and a rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

The Bank’s profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investment securities, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. The Bank has been and will continue to be affected by general changes in levels of interest rates and other economic factors beyond its control.

Changes in market interest rates may also affect the average life, yield to maturity, and related market value of the Bank’s loans and other investments. Declines in the market values of any of the Bank’s available-for-sale investments will cause deterioration in the Bank’s shareholders’ equity, as such available-for-sale investments are required under generally accepted accounting principles to be recorded at fair value, with net unrealized gains or losses included in shareholders’ equity. As a result, changes in the underlying market values of such securities will result in volatility in shareholders’ equity. Significant decreases in such underlying market values could have a material adverse effect on the Bank’s capital position. In regards to earnings, to the extent that the Bank acquires securities in the future which are classified as trading securities, or reclassifies securities as trading, net unrealized gains and losses on such securities will be included in earnings.

As a result of the changing interest rate environment, the Bank’s net interest rate margin on a tax equivalent basis decreased from 4.00% for the year ended December 31, 2007 to 2.79% for the year ended December 31, 2008. If interest rates continue to change, the Bank may not be able to maintain its net interest rate spread at this level. Interest rate spread is an important factor in the calculation of net interest income. Unless offset by changes in the mix or volume of interest-earning assets and interest-bearing liabilities, a decline in the Bank’s interest rate spread would have an adverse effect on its net interest income.

Our business is subject to the success of the local economies where we operate

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain unfavorable, our business will be adversely affected. Adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Continued market or economic conditions in the state of Florida may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the state of Florida could adversely affect the value of our assets, revenues, results of operations and financial condition.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders, developers and individuals. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential or commercial units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Non-performing loans in our land acquisition and development and construction portfolio may increase further and these non-performing loans may result in a material level of charge-offs, which may negatively impact our capital and earnings.

If the value of real estate in our core Florida market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

Additional declines in local economic conditions could adversely affect the values of our real estate collateral. Additionally, the availability of property insurance, including windstorm and flood insurance, and the significant increases in the cost thereof in the Florida market may negatively affect borrowers’ abilities to repay existing loans and the abilities of potential borrowers to qualify for new loans. Consequently, declines in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of each borrower, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to residential mortgage lending, declining real estate values and general economic concerns. Furthermore, the housing and residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios as we continue to reassess the market value of our loan portfolio and the losses associated with the loans in default.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we may face increased delinquencies and non-performing assets if builders and developers are forced to default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

Although publicly traded, the trading market in our common stock is less liquid and the price of our common stock due to this limited trading market may be more volatile in the future.

Our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

There is no precise method of predicting loan losses, and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses, and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would cause net income to decline in the period(s) in which such additions occur and could also have a material adverse impact on our capital and financial position.

We cannot, without regulatory approval, increase our amount of brokered deposits or other borrowings.

We can offer no assurance that the Bank will be able to maintain or increase its market share of deposits in our highly competitive service areas. As of December 31, 2008, the Bank had $26.1 million brokered deposits. However, the Bank is unable, without regulatory approval, to increase its amount of brokered deposits and other borrowings. If the Bank is unable to access these markets, the Bank’s liquidity and ability to support demand for loans could be adversely affected.

Our continued growth and current level of earnings or losses may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, need to raise additional capital to support our operations.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot give any assurance that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2008, approximately 47.2% of our loan portfolio consisted of CRE loans. The banking regulators are more closely scrutinizing CRE lending and may require banks with higher levels of CRE loans to implement more rigorous underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring high levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

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

Commercial real estate and commercial business lending generally can involve higher credit risks than single-family residential or consumer lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers.

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends more on successful development of their properties. These loans also can involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. The borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

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

New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact our results of operations and financial position.

Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as a bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

Our vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We have entered into subcontracts for the supply of current and future services, such as data processing and certain information technology and communication functions. These services must be available on a continuous and timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

We often purchase services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligation under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include the following:

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

The Company Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

We do not plan to pay cash dividends on our common shares in the foreseeable future.

We do not expect to pay cash dividends on our common shares in the foreseeable future. The payment of cash dividends is subject to the discretion of our board of directors and its determination to declare such dividends, which will depend upon a number of factors, including capital requirements, regulatory limitations, restrictions on the payment of dividends by the Bank under Florida state law and regulations of the Florida Department, the results of operations and financial condition, tax considerations, and general economic conditions.

Our common stock may be delisted from the NASDAQ.

Our common stock is currently listed on the NASDAQ. We may fail to comply with the continued listing requirements of the NASDAQ, which may result in the delisting of our common stock. NASDAQ rules require, among other things, that the minimum listing price of our common stock be at least $1.00 for more than 30 consecutive trading days. If we failed to comply with the minimum listing price requirement and were unable to cure such defect within the six months following the receipt of any notice from the NASDAQ regarding our failure to achieve the minimum listing price of our common stock, the NASDAQ might delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Executive and administrative offices of First State Financial Corporation and First State Bank are located at 22 South Links Avenue, Sarasota, Florida 34236. The Bank also owns and operates the following branch offices:

•	5700 Clark Road, Sarasota, Florida 34233 (a one story building of approximately 4,737 square feet);

•	7555 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33702 (a two story building of approximately 10,100 square feet);

•	2832 4th Street North, St. Petersburg, Florida 33704 (a one story building of approximately 2,100 square feet);

•	7101 Park Street North, Seminole, Florida 33777 (a one story building of approximately 2,544 square feet);

•	13075 Walsingham Road, Largo, Florida 33774 (a one story building of approximately 3,964 square feet);

•	1729 South Tamiami Trail, Venice, Florida 34293 (a one story building of approximately 3,771 square feet).

The Bank occupies 5,283 square feet on the second floor of its offices located at 22 South Links Avenue, Sarasota, Florida 34236. This space is leased for a period of five years and expires December 31, 2010. The Bank leases a banking office at 2323 Stickney Point Road, Sarasota, Florida 34231. This branch consists of approximately 6,700 square feet and is leased for a period until May 31, 2017. The Bank leases a banking office at 18419 US Highway 19 North, Clearwater, Florida 33764. This branch consists of approximately 4,576 square feet and is leased for a period until March 2028. The Bank leases office space at 10901 Roosevelt Boulevard, Suite 1000C, St. Petersburg, Florida 33716. This facility consists of approximately 12,146 square feet and is leased for a period of ten years.

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

No matters were submitted to a vote of First State Financial Corporation security holders during the fourth quarter of the year ended December 31, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information required to be reported under this item is set forth in the section entitled “Capital” within “Management’s Discussion and Analysis” of the Company’s 2008 Annual Report and is incorporated herein by reference.

Our common stock trades in the NASDAQ National Market System under the symbol FSTF.

Item 6.	Selected Financial Data

Information required to be reported under this item is set forth in “Management’s Discussion and Analysis” of the Company’s 2008 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required to be reported under this item is set forth in “Management’s Discussion and Analysis” of the Company’s 2008 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required to be reported under this item is set forth in the section entitled “Asset / Liability Management and Interest Rate Risk” of the Company’s 2008 Annual Report and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required to be reported under this item is set forth in the Financial Statements of the Company’s 2008 Annual Report and is incorporated herein by reference.

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

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of First State Financial Corporation is responsible for establishing and maintaining effective control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer and effected by the Corporation’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Corporation;

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

As of December 31, 2008, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Additional information required to be reported under this item is set forth in the section entitled “Report of Independent Registered Public Accounting Firm” of the Company’s 2008 Annual Report and is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer). The information required to be reported under this item is set forth in the sections titled “Election of Directors,” “Board Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be reported under this item is set forth in the section entitled “Information Regarding Executive Officer Compensation,” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be reported under this item is set forth in the sections entitled “Stock Ownership Information” and “Equity Compensation Plan Information at December 31, 2008” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be reported under this item is set forth in the sections entitled “Certain Relationships and Related Transactions” and “Board Governance” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be reported under this item is set forth in the section entitled “Selection of Independent Registered Certified Public Accounting Firm” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements:

Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company’s financial statements contained in the Company’s 2008 Annual Report attached as Exhibit 13.1 to this report.

2.	Financial statement schedules:

The financial statement schedules are either included in the financial statements or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation, as amended, of the Company. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement on Form S-1, No. 333-119800 (“Registration Statement”).

3.2	By-Laws incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

4.1	Specimen Common Stock Certificate incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.2	First State Financial Corporation 2004 Stock Plan. Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-124835.

10.4	Promissory Note between First State Financial Corporation and Independent Bankers’ Bank of Florida and related Business Loan Agreement and Commercial Pledge Agreement, dated April 30, 2004. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.5	Standard Office Building Lease between Links Associates, Ltd. and First State Bank, dated September 20, 2005. Incorporated by reference to the comparable exhibit number in the Company’s 2005 Annual Report on Form 10-K.

10.6	Standard Office Building Lease between Clearwater Retail Partners, LLC and First State Bank dated May 1, 2006. Incorporated by reference to the comparable exhibit number in the Company’s 2006 Annual Report on Form 10-K.

10.8	Lease agreement between PBC Associates, L.L.C. and First State Bank, dated December 11, 2006. Incorporated by reference to the comparable exhibit number in the Company’s September 2007 Report on Form 10-Q.

10.9	Lease agreement between Winkal Holdings, L.L.C. and First State Financial Corp, dated July, 2007. Incorporated by reference to the comparable exhibit number in the Company’s September 2007 Report on Form 10-Q.

11.1	Computation of Earnings Per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth in Note 9 of the Company’s 2008 Annual Report and is incorporated herein by reference.

13.1	2008 Annual Report to Shareholders of First State Financial Corporation. Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed “filed” as part of such Form 10-K attached herewith.

14.1	Code of Ethics incorporated by reference to the comparable exhibit number in the Company’s 2004 Report on Form 10-K.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002.

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

/s/ John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 13, 2009.

Signatures	Title

/s/ John E. “Jed” Wilkinson	President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert H. Beymer	Director

/s/ Daniel Harrington	Director

/s/ Marshall Reynolds	Director

/s/ Neal Scaggs	Chairman of the Board and Director

/s/ Robert L. Shell, Jr.	Director

/s/ Thomas W. Wright	Director

Exhibit Index

Exhibit No.
13.1	First State Financial Corporation 2008 Annual Report

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002