Form 10-K/A
period 2008-12-31
FIRST STATE FINANCIAL CORP/FL
filed 2009-05-15
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this amended Form 10-K/A or any subsequent amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act.)

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

There were 5,920,300 shares of the issuer’s common stock issued and outstanding as of May 12, 2009.

EXPLANATORY NOTE

As previously discussed in Form 8-K/A as filed on May 5, 2009, we are filing this Amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 to amend certain errors or omissions in the following sections: management’s discussion and analysis of financial condition and results of operations, report of independent registered public accounting firm, consolidated financial statements with respect to other assets, income tax expense, net loss, cash flows from operating activities, shareholders equity, and footnotes 7, 8, 9, 13, and 14 to the consolidated financial statements.

As required by applicable rules, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 1.

Except as required to reflect the change noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.

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

Note about Forward-Looking Statements

This Form 10-K/A contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

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

Our business is subject to the success of the local economies where we operate.

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

The Company is subject to environmental liability risk associated with lending activities.

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

The continued economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, will likely continue to contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, level of deposits, and demand for financial products such as loans.

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

There are questions as to our ability to continue as a going concern; There is an explanatory paragraph in the independent auditors report concerning these questions.

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a loss in fiscal 2008 of $21.1 million. In addition, our capital ratios as of December 31, 2008, while positioning us as adequately capitalized, have severely deteriorated during the past twelve months and are expected to continue to deteriorate through the first two quarters of 2009 unless we are able to secure new capital or reduce our loan portfolio. We have financed our activities using equity financings. As a result of the losses incurred and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditors’ report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph that states we have suffered losses from operations and our capital ratios have deteriorated, which raise substantial doubt about our ability to continue as a going concern.

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

As a smaller reporting company, we are not required to respond to this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. Amounts are presented in thousands unless otherwise indicated (except per share data). The discussion highlights the principal factors affecting the earnings for the years 2008, 2007, and 2006 and the significant changes in balance sheet items from December 31, 2007 to December 31, 2008 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the corporation’s operations and results of financial condition.

Corporate and earnings overview

First State Financial Corporation (the “Company”, “we,” “our”), a Florida corporation organized in 1997, is a bank holding company whose wholly-owned subsidiary and principal asset is First State Bank (the “Bank”). Our Bank is engaged in community-oriented commercial and retail banking. Our primary source of earnings is derived from income generated by our ownership and operation of the Bank. The Bank is a Florida chartered banking corporation with nine branches located in Sarasota and Pinellas counties in West Central Florida. The Bank focuses primarily on providing personalized banking services to businesses and individuals within the market areas where our banking offices are located.

We reported a 2008 net loss of $21,143, a $23,527 decrease over 2007 net income of $2,384. Net income for 2006 was $5,341. The Bank’s total assets and total loans have decreased $11,652 and $15,384, respectively, in 2008 compared to the prior year. The 2008 net loss as compared to the 2007 net income is due to an increase in the provision for loan losses of $18,544, a decrease in net interest income of $4,947, a decrease in non-interest income of $1,051, an increase in non-interest expense of $2,121, partially offset by a decrease in tax expense of $3,136. Basic and diluted loss per common share was $3.57 in 2008, compared to earnings of $0.40 in 2007. Basic and diluted weighted average shares outstanding were 5.90 million in 2008 and 5.90 million and 5.92 million, respectively, in 2007.

Return on average assets and return on average equity were (4.46)% and (46.07)%, respectively, for 2008, and 0.51% and 3.80%, respectively, for 2007. Average assets increased $6,892, or 1.5%, in 2008. Book value per common share decreased 44% to $4.73 at December 31, 2008, from $8.47 at December 31, 2007. A total dividend of $0.16 per common share was paid in 2008, $0.32 per common share was paid in 2007 and $0.29 per common share was paid in 2006.

Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.

We posted a provision to the Bank’s allowance for loan losses of $11,655 in the fourth quarter of 2008, primarily based on our analysis of the commercial and commercial real estate and construction loan portfolios, as well as the impact that the current local market conditions may have on the willingness and ability of our borrowers to comply with their obligations. During the twelve months ended December 31, 2008, our impaired loans increased from $31,017 to $98,482, or from 7.7% of total loans to 25.4% of total loans. The growth of our impaired loans will have a short term adverse impact on profitability because of the legal, professional and other related expenses that will be incurred to complete the resolution of these loans.

In view of these recent developments, we are in the process of reassessing our long term objectives and strategic alternatives to determine the most appropriate business strategy for the Company and its shareholders. In our efforts to continue to improve our efficiency and profitability, our plan is to focus on improving operating expenses as a percent of total assets and improving our efficiency ratio. We also will seek to improve our profitability by maintaining pricing discipline on the loans we originate and attracting lower cost core deposits.

EARNINGS ANALYSIS

Net interest income

Net interest income is the most significant component of our earnings. Net interest income is comprised of interest income from loans and investments, and loan-related fees, less interest expense. Net interest income is affected by numerous factors, including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities, as well as interest rate fluctuations. For purposes of this discussion, net interest income has been adjusted to a fully tax-equivalent basis which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to income taxes. Net interest income for 2008 was $12,519, a decrease of 28% over 2007 net interest income of $17,422. In 2007, net interest income decreased 3% from $17,860 in 2006. The decrease in net interest income in 2008 is primarily the result of a decrease in interest income, including $851 related to non accrual loans, partially offset by a decrease in interest expense. The compression in net interest margin during 2008 is attributable to the repricing of assets quicker than liabilities (asset sensitive) in a declining interest rate environment.

The following table presents the Company’s average balances, interest earned or paid and average interest rates earned or paid for each of the years ended December 31, 2008, 2007 and 2006:

AVERAGE BALANCES and INTEREST RATES

(Dollars in thousands)

	For the Years Ended December 31,
	2008				2007				2006
	Average Balance	Interest Income/ Expense		Average Rate	Average Balance	Interest Income/ Expense		Average Rate	Average Balance	Interest Income/ Expense		Average Rate
Interest-earning assets:
Loans	$377,252	$25,346	(3)	6.72%	$389,182	$32,501	(3)	8.35%	$362,606	$29,813	(3)	8.22%
Investments, taxable	57,322	3,272		5.71%	26,057	1,404		5.39%	16,464	718		4.36%
Investments, non-tax (1)	10,202	659		6.46%	8,757	496		5.66%	7,023	396		5.64%
Other	4,609	135		2.93%	11,210	573		5.11%	11,026	570		5.17%

Total interest-earning assets	449,385	29,412		6.54%	435,206	34,974		8.04%	397,119	31,497		7.93%
Non-interest earning assets	24,163				31,450				17,261

Total assets	$473,548				$466,656				$414,380

Interest-bearing liabilities:
Interest-bearing checking	$14,468	236		1.63%	$15,008	241		1.61%	$16,779	183		1.09%
Money market	41,413	1,233		2.98%	32,575	1,244		3.82%	34,251	1,133		3.31%
Savings	16,534	426		2.58%	23,256	868		3.73%	22,595	631		2.79%
Time	265,620	13,063		4.92%	277,521	14,406		5.19%	240,953	11,083		4.60%
Borrowings	54,791	1,935		3.53%	15,478	793		5.12%	9,128	501		5.49%

Total interest-bearing liabilities	392,826	16,893		4.30%	363,838	17,552		4.82%	323,706	13,531		4.18%
Non-interest-bearing liabilities:
Non-interest bearing deposits	33,688				37,665				41,081
Other liabilities	1,147				2,409				2,107

Total non-interest bearing liabilities	34,835				40,074				43,188

Stockholders’ equity	45,887				62,744				47,486

Total liabilities and stockholders’ equity	$473,548				$466,656				$414,380

Net interest income and net interest margin (2)		$12,519		2.79%		$17,422		4.00%		$17,966		4.52%
Less tax-equivalent adjustment included above		176				132				106

Net interest income		$12,343				$17,290				$17,860

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.
(2)	Net interest margin is net interest income divided by average total interest-earning assets.
(3)	Includes $829, $1,141 and $1,245 of fees for the years ended December 31, 2008, 2007 and 2006, respectively.

The net interest margin is affected by changes in the mix, volume and interest rates of the various categories of interest-earning assets and interest-bearing liabilities. The following table presents the effect of changes in average balance and rate on interest income, interest expense and net interest income for the periods indicated.

RATE/VOLUME ANALYSIS of NET INTEREST INCOME

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Volume	Rate	Change	Volume	Rate	Change
Increase (decrease) in interest earned on:
Loans	$(970)	$(6,185)	$(7,155)	$2,213	$475	$2,688
Investments, taxable	1,780	88	1,868	489	197	686
Investments, nontaxable (1)	88	75	163	98	2	100
Other	(254)	(184)	(438)	10	(7)	3

Total interest income	644	(6,206)	(5,562)	2,810	667	3,477

Increase (decrease) in interest paid on:
Interest-bearing checking	(9)	4	(5)	(21)	79	58
Money market	297	(308)	(11)	(58)	169	111
Savings	(213)	(229)	(442)	20	217	237
Time	(603)	(740)	(1,343)	1,800	1,523	3,323
Borrowings	1,456	(314)	1,142	327	(35)	292

Total interest expense	928	(1,587)	(659)	2,068	1,953	4,021

Change in net interest income	$(284)	$(4,619)	$(4,903)	$742	$(1,286)	$(544)

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.

Non-interest income

Non-interest income for the years ended December 31, 2008 and 2007 was $1,110 and $2,161, respectively. A $731 other than temporary impairment charge during the year ended December 31, 2008 on Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock represented the largest change. Mortgage banking fees decreased $339, from $674 during 2007 to $335 during 2008 as a result of a decline in volume of transactions closed. Service charges and other fees were $1,140 during 2008 as compared to $1,401 for the same period of 2007.

Non-interest expense

The following table summarizes the various categories of non-interest expense for the years ended December 31, 2008, 2007 and 2006:

NON-INTEREST EXPENSE

(In thousands)

	2008	2007	2006
Salaries	$6,490	$5,951	$5,143
Employee benefits	1,486	1,438	1,819
Occupancy and equipment	2,563	1,848	1,542
Data processing	691	638	570
Professional services	234	394	305
Stationery and supplies	215	234	184
Advertising and marketing	166	136	243
Loss on other real estate owned	54	—	—
Other	2,066	1,205	1,156

Total non-interest expense	$13,965	$11,844	$10,962

Non-interest expenses for 2008 increased $2,121, or 18%, to $13,965. Non-interest expense for 2007 was $11,844 and for 2006 it was $10,962. Salaries and employee benefits increased $587, or 8%, from 2007 to 2008 due to the addition of new staff and officer positions and normal salary increases. At December 31, 2008 there were 135.5 full-time equivalent employees and at December 31, 2007 there were 122.0 full-time equivalent employees. The increase in full-time equivalent employees is primarily the result of new branch openings. The Bank opened two new branches resulting in increased salary and occupancy costs. In addition, the Company entered into a lease agreement that commenced in April 2007 for an additional 12,000 square feet to consolidate shared departments. Other expenses also increased due to an increase in FDIC insurance requirements of $453 and an increase in legal and loan costs of $323.

Taxes

For the years ended December 31, 2008, 2007 and 2006, the Company recorded income tax (benefit) expense of $(1,810), $1,326, and $3,166, respectively. Accordingly, our effective tax rates were (7.9)%, 35.7% and 37.2% for 2008, 2007 and 2006, respectively. The change in the Company’s effective tax rate is the result of the net loss incurred in 2008, partially offset by the establishment of a deferred tax allowance of $6.9 million during the fourth quarter of 2008. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income.

FINANCIAL CONDITION ANALYSIS

Investment securities

Objectives in managing the securities portfolio are driven by the composition of the balance sheet, including growth, maturity, management of interest rate risks and maximizing return. Securities are classified into two categories: available-for-sale and held-to-maturity. As of December 31, 2008 the Company’s investment securities portfolio of $67,323 consisted entirely of securities classified as available-for-sale and carried at fair value. This compares to investment securities of $52,632 at December 31, 2007. The increase of $14,691 in the portfolio was a result of our net purchase of $16,879 of interest income producing investment securities purchased to shorten the duration of interest-earning assets, partially offset by the decrease in fair market value of the securities portfolio and net principal pay downs.

The unrealized gains and losses in the portfolio are reported as a separate component of stockholders’ equity, net of tax effects. The portfolio of securities available-for-sale at December 31, 2008 had a net unrealized gain of $157, net of taxes, as compared to a net unrealized gain of $331, net of taxes, at December 31, 2007. Additional disclosure regarding investment securities can be found in Note 2 of the Notes to Consolidated Financial Statements.

The following table presents the Company’s investment portfolio as of December 31, 2008 and 2007:

INVESTMENT PORTFOLIO SCHEDULE

(In thousands)

	December 31,
	2008	2007
Investment securities available-for-sale (at fair value):
U.S. Government agencies	$4,348	$16,967
Municipals	9,080	10,864
Mortgaged-backed securities	53,895	24,801

Total investment securities available-for-sale	$67,323	$52,632

Federal Home Loan Bank stock	$2,700	$951

The maturities and weighted average yields of investment securities as of December 31, 2008 and 2007 are set forth below. The weighted average interest yields are calculated by dividing the sum of the individual security yield weights by the total book value of the securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT SECURITIES MATURITIES & YIELDS

(Dollars in thousands)

	At December 31, 2008, maturing
	1 Year or Less		1 Year to 5 Years		5 Years to 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity distributions available-for- sale(1):
U.S. Government agencies	$—	—	$—	—	$2,006	6.00%	$2,342	5.89%
Municipals (2)	—	—	—	—	943	3.91%	8,137	7.67%
Mortgaged-backed securities	177	4.18%	1,350	3.27%	2,348	4.02%	50,020	5.93%

	$177		$1,350		$5,297		$60,499

	At December 31, 2007, maturing
	1 Year or Less		1 Year to 5 Years		5 Years to 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity distributions available-for- sale(1):
U.S. Government agencies	$1,993	3.71%	$501	4.50%	$—	—	$14,473	6.58%
Municipals (2)	—	—	—	—	193	3.56%	10,671	7.04%
Mortgaged-backed securities	—	—	611	4.10%	2,306	3.34%	21,884	5.78%

	$1,993		$1,112		$2,499		$47,028

(1)	As investment securities available-for-sale are held for indefinite periods of time and are not intended to be held-to-maturity, contractual maturity may differ from actual disposal.
(2)	On a fully tax-equivalent basis using a 34% Federal income tax rate, reduced by the non-deductible portion of interest expense.

Loans

At December 31, 2008, the gross loan portfolio balance was $387,779, as compared to the December 31, 2007 loan balance of $403,163. Average net loans were $377,252 in 2008, compared to $389,182 in 2007. From 2004 through 2007, loan production grew dramatically. This was primarily a result of our growth strategy, and historically low interest rates. The loan-to-deposit ratio was 105% at December 31, 2008, compared to 102% at December 31, 2007. Asset quality decreased due to weakening market conditions, with non-performing loans of $23,880 at December 31, 2008, compared to $4,908 at December 31, 2007. The composition of the portfolio is presented in the following table:

LOAN PORTFOLIO ANALYSIS

(In thousands)

	At December 31,
	2008	2007	2006	2005	2004
Commercial	$73,301	$76,630	$59,506	$54,923	$35,295
Real estate:
Residential	53,470	54,058	58,863	44,106	35,388
Commercial	183,203	211,516	194,992	186,578	130,250
Construction	64,799	47,308	51,426	45,084	21,449
Consumer and other	13,006	13,651	13,724	8,849	5,547

Total loans	387,779	403,163	378,511	339,540	227,929
Less: Deferred loan fees, net	(807)	(1,126)	(1,406)	(1,549)	(807)
Allowance for loan losses	(20,679)	(7,633)	(4,358)	(3,397)	(2,727)

Total loans, net	$366,293	$394,404	$372,747	$334,594	$224,395

The following tables present the maturities of loans outstanding at December 31, 2008 and an analysis of sensitivities of loans in our portfolio.

LOAN MATURITY SCHEDULE

(In thousands)

	Loans Maturing
	Within 1 year	1 to 5 years	After 5 years	Total
Commercial	$49,255	$21,132	$2,914	$73,301
Real estate:
Residential	34,230	17,146	2,094	53,470
Commercial	65,845	98,400	18,958	183,203
Construction	55,171	9,207	421	64,799
Consumer and other	356	11,564	1,086	13,006

Total loans	$204,857	$157,449	$25,473	$387,779

Loans with:
Fixed rates	$29,960	$36,466	$24,319	$90,745
Variable rates	174,897	120,983	1,154	297,034

Total loans	$204,857	$157,449	$25,473	$387,779

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

The Company’s allowance for loan losses consists of three elements: (i) homogenous loan pool valuation allowances determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” based on the quantitative loan loss experience of the Bank for similar loans with similar characteristics; (ii) specific valuation allowances determined in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” based on probable losses on specific loans; and (iii) general valuation allowances based upon the best judgment of management on existing regional and local economic factors, including insurance and tax changes and qualitative and market risks that may affect a particular category of loans.

On a monthly basis, management performs an analysis of the adequacy of the loan loss allowance. The analysis uses a nine point grade system to rate the loan portfolio. The nine categories are 1-Superior, 2-Very Satisfactory, 3-Satisfactory, 4-Acceptable, 5-Adequate, 6-Special Mention, 7-Substandard, 8-Doubtful, 9-Loss. Each loan is assigned a rating at origination and then reviewed periodically. All significant commercial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. A specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of incurred loss based upon anticipated events. A general allocation is made for all other commercial loans based on factors including historical loss rate, perceived economic conditions, recent trends in loan loss history, and concentrations of credit. These factors are reviewed and updated as necessary on a quarterly basis.

Commercial loans entail certain risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since their repayment is usually dependent upon the successful operation of the commercial enterprise, they are also subject to adverse conditions in the economy. Commercial loans are generally riskier than residential mortgages because they are typically made on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying commercial loans may depreciate over time, and occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Generally, construction loans present a higher degree of risk to a lender compared to conventional residential mortgage loans depending upon, among other things, whether the borrower has permanent financing at the end of the loan period, whether the project is an income producing transaction in the interim, and the nature of changing economic conditions including changing interest rates and the overall real estate market.

Residential and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors as used for commercial loans. When appropriate, a specific reserve will be established for individual loans. Due to continued market deterioration, the Bank reviewed select residential and consumer loans individually.

The balance in the allowance for loan losses at December 31, 2008 was $20,679, or 5.33%, of total loans. This is an increase of $13,046 from the December 31, 2007 allowance balance of $7,633, or 1.89% of total loans. The increase in the allowance for loan losses as a percentage of total loans was the result of the Bank’s $22,441 provision in 2008 offset by $9,395 in net charge-offs. This is compared to 2007 activity of a $3,897 charge to the provision offset by $622 in net charge-offs. The addition was necessary primarily due to an $18,972 increase in past due loans over 90 days during the year, of which $15,644 occurred in the fourth quarter. The major increases in the allocation for impaired loans were as follows; commercial real estate ($3,749), commercial business assets ($2,003) and construction mortgages ($5,719). Although 76% of impaired loans are performing contractually as of December 31, 2008 (compared to 88% as of September 30, 2008), there are weaknesses that place doubt on the borrower’s ability to pay in accordance with the original terms, such as the collateralized value of the property securing the loans, the borrower’s paying ability and the borrower’s net worth, all of which may not be sufficient to cover the loan value in case of default. While management believes that the loan loss reserve was adequate as of December 31, 2008, a continued deterioration in the economy could result in additional losses in the future.

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

All of the Bank’s nonaccrual loans are considered to be impaired. A loan is considered impaired when it’s determined that it is probable that all the principal and interest due under the loan may not be collectible as contractually agreed. Nonaccrual relationships in excess of $50 are reviewed individually for impairment. The impairment, if any, is based upon the difference between the carrying value of the investment and the fair value of the collateral less costs to sell and entrepreneurial profit or the present value of estimated future cash flows.

The Bank’s impaired loans were $98,482 at December 31, 2008, or 25.4% of total gross loans, compared to $31,017 at December 31, 2007, or 7.7% of total loans. Of the $98,482 of impaired loans at December 31, 2008, $59,353 were commercial and commercial real estate, $34,346 were construction and $4,783 were residential and consumer loans. This compares to $25,331 commercial and commercial real estate, $3,175 construction and $2,511 residential and consumer loans at December 31, 2007. At December 31, 2008, $74,602 of the impaired loans continued on accrual status. Management continues to monitor the worth, paying capacity and collateral pledged of the borrowers; however those loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The remaining $23,880 of the impaired loans have discontinued accruing interest.

The Bank’s non-performing assets as a percentage of total assets were 5.33% at December 31, 2008 and 1.03% at December 31, 2007. There were $23,880 in non-performing loans at December 31, 2008, compared to $4,908 at December 31, 2007. As of December 31, 2008, there was $8,815 of restructured loans.

The following table presents an analysis of the Company’s allowance for loan losses for the last five years:

ALLOWANCE FOR LOAN LOSSES ANALYSIS

(Dollars in thousands)

	At December 31,
	2008	2007	2006	2005	2004
Average net loans outstanding during the period	$377,252	$389,182	$362,606	$273,508	$196,968

Total loans at period end	$387,779	$403,163	$378,511	$339,540	$227,929

Beginning balance of allowance for loan losses	$7,633	$4,358	$3,397	$2,727	$2,275
Loans charged-off:
Real estate	5,023	647	—	5	26
Commercial	4,456	—	250	76	155
Consumer	25	33	80	72	224

Total loans charged-off	9,504	680	330	153	405
Recoveries of loans previously charged-off:
Real estate	71	9	7	10	13
Commercial	8	22	19	50	21
Consumer	30	27	25	28	37

Total recoveries	109	58	51	88	71

Net charge-offs	9,395	622	279	65	334
Provision for loan losses	22,441	3,897	1,240	735	786

Ending balance of allowance for loan losses	$20,679	$7,633	$4,358	$3,397	$2,727

Net charge-offs as a percentage of average net loans outstanding	2.49%	0.16%	0.08%	0.02%	0.17%
Allowance for loan losses as a percentage of nonperforming loans	86.60%	155.52%	490.21%	312.80%	339.60%

The following table presents a summary of the Company’s non-performing assets for the last five years.

NON-PERFORMING ASSETS

(Dollars in thousands)

	At December 31,
	2008	2007	2006	2005	2004
Non-accrual loans	$23,880	$4,908	$889	$1,086	$803
Accruing loans delinquent 90 days or more	—	—	—	—	—

Total non-performing loans	23,880	4,908	889	1,086	803
Other real estate owned	811	—	—	—	—

Total non-performing assets	$24,691	$4,908	$889	$1,086	$803

Total non-performing assets to total assets	5.33%	1.03%	0.20%	0.29%	0.29%

The following table represents our estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of the dates indicated. Also, due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge-offs will not necessarily follow the allocations described below.

ALLOWANCE FOR LOAN LOSSES BY CATEGORY

(Dollars in thousands)

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial	$5,688	18.9%	$3,300	19.0%	$1,474	15.7%	$1,176	16.2%	$249	15.5%
Real estate:
Residential	2,487	13.8%	1,231	13.4%	346	15.6%	310	13.0%	282	15.5%
Commercial	5,317	47.2%	1,825	52.5%	1,920	51.5%	1,429	54.9%	1,850	57.2%
Construction	6,928	16.7%	985	11.7%	392	13.6%	266	13.3%	146	9.4%
Consumer and other	259	3.4%	292	3.4%	226	3.6%	216	2.6%	200	2.4%

Total allowance for loan losses	$20,679	100.0%	$7,633	100.0%	$4,358	100.0%	$3,397	100.0%	$2,727	100.0%

Deposits

Our deposit base is our primary funding source. We believe that substantially all of our depositors are residents in our primary market area. We do not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business. Average total deposits decreased $14,302, or 4%, to $371,723 in 2008. The largest decrease by category of average deposits was certificates of deposit, which contracted $11,901, or 4% from the previous year.

The following table presents the average balances and weighted average rates for our categories of deposits for the years ended December 31, 2008, 2007 and 2006:

AVERAGE DEPOSIT BALANCES and WEIGHTED AVERAGE RATES

(Dollars in thousands)

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
Non-interest-bearing deposits	$33,688		9.1%	$37,665		9.8%	$41,081		11.6%
Interest-bearing deposits:
Interest-bearing checking	14,468	1.6%	3.9%	15,008	1.6%	3.9%	16,779	1.1%	4.7%
Money market	41,413	3.0%	11.1%	32,575	3.8%	8.4%	34,251	3.3%	9.6%
Savings	16,534	2.6%	4.4%	23,256	3.7%	6.0%	22,595	2.8%	6.4%
Time	265,620	3.5%	71.5%	277,521	5.2%	71.9%	240,953	4.6%	67.7%

Total	$371,723	3.0%	100.0%	$386,025	4.3%	100.0%	$355,659	4.1%	100.0%

The following table presents the maturity of certificates of deposit as of December 31, 2008:

CERTIFICATES of DEPOSIT MATURITY SCHEDULE

(In thousands)

	Deposits $ 100 and greater	Deposits less than $100	Total
Months to maturity:
Less than 3 months	$11,344	$23,603	$34,947
3 to 6 months	18,383	31,977	50,360
6 to 12 months	31,933	49,270	81,203
More than 12 months	35,786	65,605	101,391

Total	$97,446	$170,455	$267,901

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Our off-balance sheet arrangements and contractual obligations at December 31, 2008 are summarized in the table that follows. The amounts for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon. As a result, the amounts shown for these items do not necessarily represent future cash requirements. We believe that our current sources of liquidity are sufficient to fulfill the obligations we have as of December 31, 2008.

	Total Amounts	One year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
(Dollar amounts in thousands)
Operating lease obligations	$7,453	$649	$1,230	$1,166	$4,408
Time deposits	267,901	166,510	85,516	15,875	—
Repurchase agreements	25,000	25,000	—	—	—
FHLB advances and other borrowings	41,001	20,001	5,500	15,500	—

Total	$341,355	$212,160	$92,246	$32,541	$4,408

The Bank is under four operating leases. These are described in Note 4 of the Notes to the Consolidated Financial Statements.

Repurchase agreements and Federal Home Loan Bank advances and other borrowings are discussed in Note 7 and Note 6 of the Notes to the Consolidated Financial Statements, respectively.

The table below includes our off-balance sheet arrangements as of December 31, 2008.

	Total Amounts	One Year or Less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years
(Dollar amounts in thousands)
Commitments to extend credit	$40,231	$7,871	$3,205	$30	$29,125
Standby letters of credit	2,388	2,045	313	30	—

Total	$42,619	$9,916	$3,518	$60	$29,125

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

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligation of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. We generally hold collateral and/or personal guarantees supporting these commitments.

Commitments to extend credit and standby letters of credit are disclosed in Note 16 of the Notes to the Consolidated Financial Statements.

Capital

Stockholders’ equity decreased $22,140 in 2008 to $27,993. Stockholders’ equity decreased by $21,143 from the net loss in 2008, $947 for dividends declared on common stock and $174, net of tax, for other comprehensive loss relating to unrealized holding gains on available-for-sale securities. In January 2006, the Company adopted SFAS No. 123(R), “Share-based Payment.” A total of $124 in stock-based compensation expense was recognized, resulting in an increase in additional paid-in capital during 2008. For the year ended December 31, 2008, the return on average equity was (46.07)%, compared to 3.80% for the year ended December 31, 2007. For the year ended December 31, 2008, the return on average assets was (4.46)%, compared to 0.51% for the year ended December 31, 2007.

At year-end 2008 and 2007 there were 5,920,300 shares of common stock outstanding. There were 260 shareholders of record as of December 31, 2008 compared to 277 shareholders of record as of December 31, 2007. Dividends declared totaled $0.29 per common share in 2006, $0.32 per common share in 2007 and $0.16 per common share in 2008. Cash dividends declared totaled $1,702 in 2006, $1,887 in 2007 and $947 in 2008. Our dividend payout ratio for 2008 was (6.6)% and our dividend yield was 16.0% compared to our dividend payout ratio for 2007 of 79.2% and our dividend yield of 3.2%. Currently, the Company cannot, without prior regulatory approval, declare dividends due to its recent negative earnings. In addition, we have adopted a board resolution suspending dividends without prior written approval of the Federal Reserve Bank.

Our common stock trades on the NASDAQ Stock Market under the symbol FSTF. The high and low prices and dividend paid by quarter, for the years ended December 31, 2008 and 2007, were as follows:

COMMON STOCK PRICES AND DIVIDENDS

	2008			2007
	High	Low	Dividend	High	Low	Dividend
First quarter	$9.87	$5.85	$0.08	$17.49	$15.87	$0.08
Second quarter	7.60	5.27	0.08	18.25	15.00	0.08
Third quarter	6.82	3.42	—	18.99	14.25	0.08
Fourth quarter	4.49	0.63	—	15.43	7.73	0.08

Regulatory Capital

Growth and profitability of the Bank are dependent upon maintenance of adequate levels of capital. The capital adequacy of the Bank is determined based on the level of capital as well as asset quality, liquidity and earnings history. At December 31, 2008, the Bank was rated “adequately capitalized” by its regulatory agency.

Regulatory capital guidelines divide capital into two tiers. Tier 1 capital consists of stockholders’ equity less goodwill, a disallowed portion of deferred tax assets and the unrealized gain/loss on available-for-sale securities. Tier 2 capital consists of Tier 1 capital plus a portion of the allowance for loan losses. In addition to Tier 1 and Tier 2 capital ratio requirements, regulatory capital guidelines set forth certain leverage capital requirements. This ratio is computed by dividing Tier 1 capital by unadjusted total assets.

The following table presents the regulatory capital levels and ratios of the Bank at December 31, 2008 and 2007.

	Actual		For Capital Adequacy Purposes		To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital (to risk-weighted assets):	32,963	8.07%	> 32,680	> 8.00%	$32,680	8.00%
Tier I capital (to risk weighted assets):	27,664	6.77%	> 16,340	> 4.00%	16,340	4.00%
Tier I capital (to average assets):	27,664	5.76%	> 19,223	> 4.00%	19,223	4.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital (to risk-weighted assets):	54,462	12.82%	> 31,615	> 8.00%	$39,519	10.00%
Tier I capital (to risk weighted assets):	49,275	11.60%	> 15,807	> 4.00%	23,711	6.00%
Tier I capital (to average assets):	49,275	10.33%	> 19,084	> 4.00%	23,855	5.00%

(1)	The regulatory ratios for a “well capitalized” institution are: Tier I Capital 6%; Total Capital 10%; Leverage 5%. The regulatory ratios for an “adequately capitalized” institution are: Tier I Capital 4%; Total Capital 8%; Leverage 4%.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. The Bank monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion, and to take advantage of unforeseen opportunities. We manage the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs. The Company has adopted a board resolution which, among other things, states that the Company will not incur debt without approval of the Federal Reserve Bank. Approval has been obtained subsequent to year end for a $4,000 line of credit available to the Company from the Federal Reserve Bank. However, at year end the Company was not compliant with the debt covenants surrounding the line of credit.

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank’s ability to meet liquidity needs. The Bank’s principal sources of funds are deposits, payments, paydowns, and maturities on loans; payments, maturities, and sales of investments; and capital contributions by the Company. As additional sources of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $69,485 and Federal Funds purchased lines available at correspondent banks amounting to $5,000.

Additionally, we have agreements under which securities can be sold under agreements to repurchase. Currently the Bank has $25,000 of ten-year repurchase agreements, whereby higher yielding long-term securities were purchased to decrease the duration of earning assets and shorten the duration of liabilities. The securities were then sold under agreements to repurchase. The agreements are callable immediately as the Bank did not maintain its “well capitalized” status with the FDIC. The borrowings were collateralized by $32,525 of securities at year-end 2008.

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a loss in fiscal 2008 of $21.1 million. In addition, our capital ratios as of December 31, 2008, while positioning us as adequately capitalized, have severely deteriorated during the past twelve months and are expected to continue to deteriorate through the first two quarters of 2009 unless we are able to secure new capital or reduce our loan portfolio.

These factors create uncertainty whether we can continue as a going concern. Our plans to mitigate the effects of the uncertainties on our continued existence are: 1) to raise additional equity capital; 2) reduce our balance sheet; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event we are unable to continue as a going concern.

Asset / Liability Management and Interest Rate Risk

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

The Bank uses interest rate sensitivity analysis (“GAP analysis”) to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. The table presented below shows the Bank’s GAP analysis at December 31, 2008:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)

	Term to Repricing
	3 months or less	4 to 6 months	7 to 12 Months	1 to 3 Years	Over 3 Years	Total
Interest-earning assets:
Interest-bearing deposit in other bank	$225	$—	$—	$—	$—	$225
Federal funds sold	1,524	—	—	—	—	1,524
Investment securities	—	—	177	90	67,056	67,323
Federal Home Loan Bank stock	2,700	—	—	—	—	2,700
Loans	168,469	17,134	33,147	86,318	82,711	387,779

Total interest-earning assets	$172,918	$17,134	$33,324	$86,408	$149,767	$459,551

Interest-bearing liabilities:
Interest-bearing checking	$13,908	$—	$—	$—	$—	$13,908
Money market	45,180	—	—	—	—	45,180
Savings	8,314	—	—	—	—	8,314
Time	34,947	50,360	81,203	85,516	15,875	267,901
Borrowings	20,001	—	—	30,500	15,500	66,001

Total interest-bearing liabilities	$122,350	$50,360	$81,203	$116,016	$31,375	$401,304

Interest sensitivity gap	$50,568	$(33,226)	$(47,879)	$(29,608)	$118,392	$58,247

Cumulative gap	$50,568	$17,342	$(30,537)	$(60,145)	$58,247	$58,247

Cumulative gap as a percentage of total interest-earning assets	11.00%	3.77%	(6.64)%	(13.09)%	12.67%

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a “rate shock” analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, our capital plan, market conditions and the timing, magnitude and frequency of interest rate changes, and other information. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of future rate changes on net income. As of December 31, 2008, the Bank’s simulation analysis projects a decrease to net interest income of 10.5%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 10.9%. These projected levels are within our policy limits.

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

Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk which are created in the normal course of business to meet the financing needs of its customers. Please refer to Note 16 in the Notes to Consolidated Financial Statements for a discussion of these arrangements.

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, we must use our best judgment to arrive at the carrying value of certain assets. The most critical accounting policy is that related to the valuation of the loan portfolio.

A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and placing loans on non-accrual status, and the amount and amortization of loan fees and deferred origination costs.

The allowance for loan losses is a subjective judgment that we must make regarding the loan portfolio. The allowance is established and maintained at a level that we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical losses, current trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate, change in lending rates, political conditions, and legislation impacting the banking industry and economic conditions specific to the West Central region of Florida. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan and current financial information from the borrower. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, actual results may differ from our estimates. For a more detailed discussion of the allowance for loan losses, see the section entitled “Allowance for Loan Losses” of this Management’s Discussion and Analysis and Notes 1 and 3 of the Notes to Consolidated Financial Statements.

Our significant accounting policies are discussed in Note 1 in the Notes to Consolidated Financial Statements.

Fourth Quarter Results

Net loss for the fourth quarter of 2008 was $14,506, compared to net loss in the fourth quarter of 2007 of $657. Diluted loss per share increased to $2.44 per common share in the fourth quarter of 2008 compared to $0.12 per common share in the fourth quarter of 2007. Net interest income for the fourth quarter of 2008 was $2,481, a 37% decrease over fourth quarter 2007 net interest income of $3,965. The provision for loan losses was $11,655 for the fourth quarter of 2008 compared to $3,075 for the same period in 2007. The increase to the provision during the fourth quarter of 2008 was due to a substantial amount of loans defaulting in the fourth quarter, the decline in economic factors in the local markets, continued decreases in property values and the Bank’s continued analysis of its portfolio of loans.

Non-interest income decreased to $311 in the fourth quarter of 2008 versus $513 for the fourth quarter of 2007. There was a 34% decrease in service charges and fees and a 70% decrease in mortgage banking fees over the two quarters. The fourth quarter 2008 to fourth quarter 2007 decrease in mortgage banking fees is due to a decrease in volume. Non-interest expense increased to $3,742 in the fourth quarter of 2008 versus $2,491 in the fourth quarter of 2007. As noted earlier in this discussion, salaries and employee benefits increased in the fourth quarter due to an increase in full time equivalent employees to staff new branches and normal salary increases. This increase was also due to an increase in occupancy costs. Two new branches opened during the year and the Company entered into a lease agreement that commenced in April 2007 for an additional 12,000 square feet, resulting in an increase in occupancy costs. Lastly, the Company established a deferred tax allowance of $6,922 during the fourth quarter of 2008, which contributed significantly to the quarter’s net loss.

Forward-Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions, regulatory mandates or the legislative or regulatory environment;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•

general economic conditions, either nationally or regionally and especially in primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First State Financial Corporation

Sarasota, Florida

We have audited the accompanying consolidated balance sheets of First State Financial Corporation (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the three year period ended December 31, 2008. First State Financial Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 19, the accompanying 2008 consolidated balance sheet and the related statements of income, changes in stockholders’ equity and cash flows have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations and deteriorating capital ratios that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida

March 13, 2009 (May 15, 2009 as to the effects of the restatement discussed in Note 19)

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and December 31, 2007

(Dollar amounts in thousands)

	2008	2007
	(As Restated, See Note 19)
ASSETS
Cash and due from financial institutions	$5,195	$5,408
Federal funds sold	1,524	5,261

Cash and cash equivalents	6,719	10,669
Interest bearing deposits in other financial institutions	225	423
Securities, available-for-sale	67,323	52,632
Loans, net of allowance of $20,679 and $7,633	366,293	394,404
Federal Home Loan Bank stock	2,700	951
Premise and equipment, net	12,351	9,429
Other real estate owned	811	—
Other assets	6,814	6,380

Total Assets	$463,236	$474,888

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$32,555	$36,071
Interest-bearing checking	13,908	14,711
Money market	45,180	32,603
Savings	8,314	26,425
Time	267,901	285,383

Total deposits	367,858	395,193
Accrued interest payable and other liabilities	1,384	1,561
Repurchase agreements	25,000	25,000
Federal Home Loan Bank advances & other borrowings	41,001	3,001

Total Liabilities	435,243	424,755
Commitments and contingent liabilities	—	—
Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized;
5,920,300 shares outstanding	5,920	5,920
Additional paid-in capital	32,639	32,515
Retained (deficit) earnings	(10,723)	11,367
Accumulated other comprehensive income	157	331

Total Stockholders’ Equity	27,993	50,133

Total Liabilities and Stockholders’ Equity	$463,236	$474,888

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2008, 2007 and 2006

(Dollar amounts in thousands except per share data)	2008	2007	2006
	(As Restated, See Note 19)
Interest Income
Loans, including fees	$25,346	$32,502	$29,813
Taxable securities	3,272	1,403	718
Tax exempt securities	483	364	290
Federal funds sold and other	135	573	570

	29,236	34,842	31,391

Interest Expense
Deposits	14,958	16,759	13,031
Federal Home Loan Bank advances and other borrowings	1,935	793	500

	16,893	17,552	13,531

Net Interest Income	12,343	17,290	17,860
Provision for Loan Losses	22,441	3,897	1,240

Net Interest (Loss) Income After Provision for Loan Losses	(10,098)	13,393	16,620
Non-Interest Income
Service charges and other fees	1,140	1,401	1,336
Mortgage banking fees	335	674	1,367
Net gain on securities	260	—	—
Other than temporary impairment	(731)	—	—
Gain on sale of property	49	—	—
Other	57	86	146

	1,110	2,161	2,849

Non-Interest Expense
Salaries and employee benefits	7,976	7,389	6,962
Occupancy and equipment	2,563	1,848	1,542
Data processing	691	638	570
Professional services	234	394	305
Stationery and supplies	215	234	184
Advertising and marketing	166	136	243
Loss on other real estate owned	54	—	—
Other	2,066	1,205	1,156

	13,965	11,844	10,962

(Loss) Income Before Income Taxes	(22,953)	3,710	8,507
Income tax (benefit) expense	(1,810)	1,326	3,166

Net (Loss) Income	$(21,143)	$2,384	$5,341

(Loss) Earnings per share
Basic	$(3.57)	$0.40	$0.91
Diluted	$(3.57)	$0.40	$0.90
Average common shares outstanding
Basic	5,920,300	5,896,746	5,868,528
Diluted	5,920,300	5,918,034	5,911,223
Dividends per share	$0.16	$0.32	$0.29

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2008, 2007 and 2006

(Dollar amounts in thousands except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2006	5,863,265	$5,863	$31,763	$7,231	$(373)	$44,484
Comprehensive income:
Net income				5,341		5,341
Change in net unrealized loss on investment securities available-for-sale, net of tax effects					181	181

Total Comprehensive Income						5,522
Stock-based compensation			125			125
Exercise of stock options	11,185	11	86			97
Cash dividend declared, $.29 per share				(1,702)		(1,702)

Balance at December 31, 2006	5,874,450	$5,874	$31,974	$10,870	$(192)	$48,526
Comprehensive income:
Net income				2,384		2,384
Change in net unrealized gain (loss) on investment securities available-for-sale, net of tax effects					523	523

Total Comprehensive Income						2,907
Stock-based compensation			91			91
Exercise of stock options	45,850	46	450			496
Cash dividend declared, $.32 per share				(1,887)		(1,887)

Balance at December 31, 2007	5,920,300	$5,920	$32,515	$11,367	$331	$50,133
Comprehensive loss:
Net loss (As Restated, See Note 19)				(21,143)		(21,143)
Change in net unrealized gain on investment securities available-for-sale, net of tax effects					(174)	(174)

Total Comprehensive Loss (As Restated, See Note 19)						(21,317)
Stock-based compensation			124			124
Cash dividend declared, $.16 per share				(947)		(947)

Balance at December 31, 2008 (As Restated, See Note 19)	5,920,300	$5,920	$32,639	$(10,723)	$157	$27,993

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2008, 2007 and 2006

(Dollar amounts in thousands)

	2008	2007	2006
	(As Restated, See Note 19)
Cash flows from operating activities:
Net (loss) income	$(21,143)	$2,384	$5,341
Adjustments to reconcile net (loss) income to net cash from operating activities
Provision for loan losses	22,441	3,897	1,240
Depreciation	542	442	425
Net (accretion) amortization of securities	(91)	(118)	34
Other than temporary impairment on investment securities	731	—	—
Stock-based compensation	124	91	125
Gain on sale of property	(49)	—	—
Loss on other real estate owned	910	—	—
Net change in deferred tax asset	1,768	(1,167)	(291)
Net change in other assets	(2,097)	496	(103)
Net change in accrued expenses and other liabilities	(177)	(41)	23

Net cash from operating activities	2,959	5,984	6,794
Cash flows used in investing activities:
Net change in time deposits	198	(124)	42
Available-for-sale securities:
Maturities, prepayments and calls	1,269	2,928	2,326
Proceeds from sales	29,003	—	—
Gain on sale	(260)	—	—
Purchases	(45,622)	(29,743)	(6,590)
Proceeds from sale of other real estate owned	681	—	—
Loan payments and (originations), net	3,268	(25,554)	(39,393)
Net (purchase) sale of FHLB stock	(1,749)	(71)	298
Net change in premise and equipment	(3,415)	(5,314)	(387)

Net cash used in investing activities	(16,627)	(57,878)	(43,704)
Cash flows from financing activities:
Net change in deposits	(27,335)	(5,125)	87,694
Net change in short-term borrowings	14,000	—	(11,000)
Proceeds from long-term borrowings	31,000	25,000	10,000
Repayment of long-term borrowings	(7,000)	—	(10,000)
Proceeds from exercise of stock options	—	342	97
Cash dividend paid	(947)	(1,887)	(1,702)

Net cash from financing activities	9,718	18,330	75,089
Net change in cash and cash equivalents	(3,950)	(33,564)	38,179
Beginning cash and cash equivalents	10,669	44,233	6,054

Ending cash and cash equivalents	$6,719	$10,669	$44,233

Supplemental cash flow information
Interest paid	$17,180	$17,409	$13,178
Income taxes paid	$325	$2,515	$3,720
Supplemental disclosure of non cash transactions:
Loans transferred to other real estate owned	$2,402	$—	$—

See Notes to Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, December 31, 2008 and 2007

1. Organization and Summary of Significant Accounting Policies

Organization

First State Financial Corporation, a bank holding company (the “Company”), was incorporated on August 13, 1997 to hold its wholly owned banking subsidiary, First State Bank (the “Bank”). The Bank, a Florida chartered banking corporation, is a community oriented commercial bank with emphasis on retail banking. The Bank has nine facilities located in Sarasota County and Pinellas County, Florida.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary after elimination of all intercompany accounts and transactions. Amounts are presented in thousands unless otherwise indicated (except per share data). The accounting policies and reporting practices of the Company and its subsidiary (collectively known as the “Company”) conform to predominant practices in the banking industry and are based on accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, among others, the allowance for loan losses and valuation of investment securities. Actual results could differ from those estimates. The following is a description of the significant accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents includes cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements. The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amounts of the reserve requirement at December 31, 2008 and 2007 were approximately $1,052 and $1,458 respectively.

Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions are carried at cost.

Investment Securities

Investment securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those that management intends to use as part of its asset / liability management strategy and that may be sold in response to changes in interest rates and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Unrealized holding gains and losses on securities available-for-sale, net of tax, are included as accumulated other comprehensive income in the consolidated balance sheets until these gains or losses are realized.

Interest income includes amortization and accretion of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date basis and determined using the specific identification method.

If a security has a decline in fair value that is other-than-temporary, then the security will be written down to its fair value by recording a loss in the Consolidated Statement of Income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Refer to Note 2 for a detailed discussion on investment securities.

Loans

Loans are reported at their principal outstanding balance net of the allowance for loan losses and net of deferred loan fees and costs. Interest income is recognized when income is earned, using the effective interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments to interest income over the contractual life of the loan.

Allowance for Loan Losses

The allowance for loan losses is reported at a level that is sufficient to absorb probable incurred loan losses. Management’s evaluation of the adequacy of the allowance is based on a review of the risks inherent in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of the collateral, the historical loan loss experience of the Bank and an analysis of the levels and trends of delinquencies, charge-offs, the risk ratings of the various loan categories, and other information. The level and trend of interest rates and the condition of the national and local economies are also considered.

Loss allowances are established for performing loans and pools of non-performing loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Impaired loans are loans where management believes that it is probable that all principal and interest due under contractual obligations will not be collected. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral or the discounted future cash flows in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance resulting from changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled principal and interest is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion considered uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

Mortgage Banking Fees

Mortgage banking fees represent fees collected from table funding arrangements. In a table funding arrangement, the Bank acts as an agent on behalf of government agencies and other mortgage investment companies. Fees are recognized when the loan closes.

Transfer of Financial Assets

Transfers of financial assets, such as loan participations, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless they are well collateralized and in the process of collection. If a loan or portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Interest receivable on loans placed on nonaccrual status is reversed against interest income. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of principal and interest are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Fees received for providing loan commitments and letters of credit that may result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to interest income as banking fees and commissions on a straight-line basis over the commitment period.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to forty years. Leasehold improvements are amortized over the remaining term of the applicable leases or their useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Federal Home Loan Bank (“FHLB”) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Other Real Estate Owned

Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise acquired from the debtor in lieu of repayment of the debt. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Revenues, expenses and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned. At December 31, 2008 and 2007, there was $811 and $0 other real estate owned, respectively.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are disclosed in Note 8 of the Notes to Consolidated Financial Statements.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainly in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Earnings Per Share

Earnings per share is computed on the weighted average number of common shares outstanding during the year. Earnings per share, assuming dilution, assumes the maximum dilutive effect of the average number of shares from stock options. The components of earnings per share are disclosed in Note 9 of the Notes to Consolidated Financial Statements.

Stock Transactions

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment,” using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. As of December 31, 2008, there were existing options that were expected to result in additional compensation expense of approximately $76 in 2009.

Derivatives

All derivative financial instruments are recognized as assets or liabilities at fair value. The Company’s derivative consisted of an interest rate swap agreement, which was used as part of its asset / liability management to help manage interest rate risk. The Company does not use derivatives for trading purposes. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 of the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material.

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In October 2008, the FASB issued guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance, released as FASB Staff Position No. FAS 157-3 (“FSP 157-3”), provides an illustrative example that applies the objectives and framework of SFAS No. 157 to determine the fair value of a financial asset in a market that is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance clarifies how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (e.g., broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The guidance states that significant judgment is required in valuing financial assets and that prices in disorderly markets cannot be automatically rejected or accepted without sufficient evaluation. In addition, a distressed market does not result in distressed prices for all transactions — judgment is required at the individual transaction level. FSP 157-3 indicates that an entity must use appropriate risk adjustments that market participants would make for both nonperformance and liquidity risks. We have evaluated FSP 157-3 and concluded, largely due to its language regarding risk adjustments to liquidity premiums, that its provisions are consistent with our current methods of valuing our available-for-sale securities portfolio.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

2.	Investment Securities

The amortized cost and fair values of investment securities are summarized as follows:

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$4,333	$15	$—	$4,348
Municipals	9,603	26	(549)	9,080
Mortgage-backed securities	53,135	843	(83)	53,895

	$67,071	$884	$(632)	$67,323

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$16,428	$561	$(22)	$16,967
Municipals	10,952	53	(141)	10,864
Mortgage-backed securities	24,721	247	(167)	24,801

	$52,101	$861	$(330)	$52,632

The fair values of investment securities at December 31, 2008, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

(Dollars in thousands)	Fair Value
Due in one year or less	$—
Due from one to five years	—
Due from five to ten years	2,949
Due after ten years	10,479
Mortgage-backed securities	53,895

$67,323

Securities pledged at year-end 2008 and 2007 had a carrying amount of $36,908 and $35,892, respectively, and were pledged to secure public funds and borrowings. At December 31, 2008 and 2007, the Company held securities of the Federal Home Loan Mortgage Corporation (“FHLMC”) of 92% and 56%, respectively, of stockholders’ equity. At December 31, 2008 and 2007, the Company held securities of the Federal National Mortgage Association (“FNMA”) of 43% and 18%, respectively, of stockholders’ equity. During 2008, $28,743 securities were sold for a net gain of $260. No securities were sold during 2007 or 2006. At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables classify those securities in an unrealized loss position at December 31, 2008 and December 31, 2007, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment.

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipals	$4,233	$296	$2,275	$253	$6,508	$549
Mortgage-backed securities	4,682	77	897	6	5,579	83

	$8,915	$373	$3,172	$259	$12,087	$632

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,200	$13	$1,491	$9	$2,691	$22
Municipals	3,419	81	1,750	60	5,169	141
Mortgage-backed securities	1,170	21	7,292	146	8,462	167

	$5,789	$115	$10,533	$215	$16,322	$330

The Company evaluates securities for other-than-temporary impairment on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recoveries in fair value. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, whether the bond is insured, and the results of reviews of the issuer’s financial condition.

At December 31, 2008, 30 debt securities had unrealized losses with aggregated depreciation of 5% from the Company’s amortized cost basis. At December 31, 2007, 45 debt securities had unrealized losses with aggregated depreciation of 2%. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

The Company recorded an other-than-temporary impairment of $731 during 2008 related to preferred shares of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The impairment was attributable to a decline in market value due to the fact that Freddie Mac was placed in a government conservatorship effective September 7, 2008. Under the takeover plan, the United States Treasury acquired $1 billion in preferred senior stock in Freddie Mac, which is senior to both existing preferred and common shares.

3.	Loans and Allowance for Loan Losses

The distribution of loans, by type, was as follows (in thousands):

	December 31,
	2008	2007
Commercial	$73,301	$76,630
Real estate:
Residential	53,470	54,058
Commercial	183,203	211,516
Construction	64,799	47,308
Consumer and other	13,006	13,651

	387,779	403,163
Less: Deferred loan fees, net	(807)	(1,126)
Allowance for loan losses	(20,679)	(7,633)

Total loans, net	$366,293	$394,404

Loans on which the accrual of interest has been discontinued amounted to $23,880 and $4,908 at December 31, 2008 and 2007, respectively. No interest income was recognized for nonaccrual loans. There were no loans over 90 days past due and still accruing interest at December 31, 2008 or December 31, 2007.

The average of individually impaired loans during 2008 and 2007 was $70,898 and $14,168, respectively. Interest income recognized during impairment and cash basis interest income during 2008 and 2007 was $6,020 and $1,059, respectively.

Impaired loans were as follows (in thousands):

	2008	2007
Year-end loans with no allocated allowance for loan losses	$44,839	$13,634
Year-end loans with allocated allowance for loan losses	53,643	17,383

	$98,482	$31,017

Amount of the allowance for loan losses allocated	$17,812	$5,017

Transactions in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$7,633	$4,358	$3,397
Provision charged to operations	22,441	3,897	1,240
Loans charged off	(9,504)	(680)	(330)
Recoveries	109	58	51

Balance, end of year	$20,679	$7,633	$4,358

As of December 31, 2008, there were $8,815 of restructured loans. Gross interest per the original terms of the loans was $198, as compared to $174 that was actually recorded during the year ended December 31, 2008.

The total amount of loans to directors and executive officers amounted to $3,733 and $3,287 at December 31, 2008 and 2007, respectively. Loans and advances during 2008 include existing loans of directors added to the Board during 2008. Transactions for loans to directors and executive officers for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Balance, beginning of period	$3,287	$3,332
Loans and advances	1,252	1,223
Payments	(806)	(1,268)

Balance, end of period	$3,733	$3,287

4.	Premises and Equipment

Premises and equipment were as follows (in thousands):

	December 31,
	2008	2007
Land and improvements	$7,180	$5,394
Buildings	4,407	3,416
Leasehold and improvements	880	639
Furniture, fixtures and equipment	2,198	2,902
Construction in process	99	345

	14,764	12,696
Less: Accumulated depreciation and amortization	(2,413)	(3,267)

	$12,351	$9,429

The Bank leases two of its branch facilities, one of two floors it occupies at its main headquarters and a facility to centralize certain operations and departments. Rental expense was approximately $787, $496, and $207 in 2008, 2007 and 2006, respectively. Rent commitments under these noncancelable operating leases are as follows (in thousands):

Year ending December 31,
2009	$649
2010	670
2011	560
2012	575
2013	591
Thereafter	4,408

$7,453

5.	Deposits

Time deposits of $100 or more were $97,447 and $98,461 at year-end 2008 and 2007, respectively. Brokered deposits were $26,071 and $19,431 as of December 31, 2008 and 2007, respectively. At December 31, 2008, the scheduled maturities of time deposits are as follows (in thousands):

2009	$166,510
2010	30,738
2011	54,778
2012	10,500
2013	5,375
Thereafter	—

$267,901

6.	Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank advances and other borrowings were as follows (in thousands):

	December 31,
	2008	2007
Line of credit, Independent Bankers’ Bank, 2.25% at December 31, 2008	$1	$1
Federal Home Loan Bank advances	41,000	3,000

	$41,001	$3,001

During the year ended December 31, 2008, the Bank initiated several advances from the Federal Home Loan Bank totaling $31,000 with fixed rates ranging from 2.71% and 3.98%. The Bank also initiated an advance of $10,000 with a variable interest rate. These advances were used to purchase higher yielding long-term securities to decrease the duration of earning assets and shorten the duration of liabilities and to fund the opening of new branches. In June 2008, the $3,000 Federal Home Loan Bank advance outstanding at December 31, 2007 was paid off.

The borrowings were collateralized by $2,995 and $4,773 of securities at year-end 2008 and 2007, respectively and a blanket pledge of a portion of the Bank’s mortgage loan portfolio at year-end 2008 and 2007.

The Company has a $4,000 line of credit with another financial institution. Borrowings outstanding on this line of credit totaled $1 at December 31, 2008 and 2007. Interest on this line of credit adjusts daily at the Prime Rate published in The Wall Street Journal less 1%. The line of credit is secured by all of the preferred and common stock of the Company’s bank subsidiary, First State Bank. The line of credit was renewed in April 2008 and matures in April 2009. At year end the Company was not compliant with the debt covenants surrounding the line of credit. The Company is in the process of trying to secure a waiver of these debt covenants.

7.	Repurchase Agreements (As Restated, See Note 19)

During the year ended 2007, the Bank entered into $25,000 of ten-year repurchase agreements, whereby higher yielding long-term securities were purchased to decrease the duration of earning assets and shorten the duration of liabilities. The securities were then sold under agreements to repurchase. One $15,000 agreement has a fixed interest rate of 4.39% for the first three years and is variable thereafter. One $5,000 agreement has a 4.97% fixed interest rate. Another $5,000 agreement has an adjustable interest rate which is 100 basis points below the 3 month LIBOR and converts to a fixed rate after 3 years. The borrowings were collateralized by $32,525 of securities at year-end 2008. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007
Average daily balance during the year	$25,000	$11,250
Average interest rate during the year	4.04%	4.70%
Maximum month-end balance during the year	$25,000	$25,000
Weighted average interest rate at year end	3.87%	4.63%

At December 31, 2008, the agreements were callable immediately as the Bank did not maintain its “well capitalized” status with the FDIC (see Note 14 of the Notes to Consolidated Financial Statements). However, in April of 2009, the repurchase agreements were amended. The amendments state that a default has occurred if (i) First State Bank ceases to be “adequately capitalized” at any time before September 30, 2009, (ii) First State Bank fails to regain and maintain “well capitalized” status on and after September 30, 2009, (iii) First State Bank is issued a “cease and desist order” at any time by its Federal or State regulator, or (iv) First State Bank fails to deliver additional cash margin such that the total amount of the excess cash margin is equal to $2.5 million. Under the terms of the amendment, if a default occurs, the agreements are callable immediately and the non defaulting party has the right to mark-to-market the underlying interest rate exposure, which was valued at approximately $4.6 million at April 13, 2009. As First State Bank was rated below “adequately capitalized” as of March 31, 2009, the Bank is in default of the amended repurchase agreements and if called, would be required to pay any additional amount needed in order to mark-to-market the interest rate exposure.

8.	Income Taxes (As Restated, See Note 19)

The components of the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Current – Federal	$(3,583)	$1,958	$2,999
Current – State	—	354	513
Deferred – Federal	(3,893)	(842)	(295)
Deferred – State	(1,256)	(144)	(51)
Valuation allowance	6,922	—	—

	$(1,810)	$1,326	$3,166

Effective tax rates differ from the federal statutory rate of 34% applied to (loss) income before income taxes due to the following (in thousands):

	2008	2007	2006
Federal statutory rate times financial statement (loss) income	$(7,803)	$1,261	$2,892
Adjusted for the effect of:
State taxes, net of Federal benefit	(829)	139	313
Other, net	(100)	(74)	(39)
Valuation allowance	6,922	—	—

	$(1,810)	$1,326	$3,166

The components of the net deferred tax asset as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$6,895	$2,700
Net operating loss carryforward	414	92
Nonaccrual loans	344	26
Securities impairment	275	—
Other	34	—
Accrued expenses	43	17

	8,005	2,835
Deferred tax liabilities:
Depreciation	(178)	(109)
Loan origination costs	(42)	(119)
Net unrealized gain on securities available for sale	(95)	(200)
Prepaid expenses	(82)	(58)

	(397)	(486)

Deferred tax asset	$7,608	$2,349
Valuation allowance	$(6,922)	$—

Net deferred tax asset	$686	$2,349

At December 31, 2008, the Company has Federal and State net operating loss carryforwards of approximately $132 thousand and $10.0 million, respectively, which begin to expire in 2009 and 2028. In assessing the realizability of deferred tax assets, including those associated with the net operating loss carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the current uncertainty in our ability to generate future taxable income, management believes it is more likely than not the Company will not realize the benefits of these deductible differences at December 31, 2008, and thus has established a valuation allowance to reflect the portion of the asset that is deemed unrealizable.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2004. There were no unrecognized tax benefits at December 31, 2008, and the Company does not expect unrecognized tax benefits to increase in the next twelve months.

9.	Earnings Per Share (As Restated, See Note 19)

The factors used in the earnings per share computation are as follows (in thousands, except for per share data):

	2008	2007	2006
BASIC:
Net (loss) income	$(21,143)	$2,384	$5,341

Weighted average common shares outstanding	5,920,300	5,896,746	5,868,528

Basic (loss) earnings per common share	$(3.57)	$0.40	$0.91

DILUTED:
Net (loss) income	$(21,143)	$2,384	$5,341

Weighted average common shares outstanding for basic (loss) earnings per common share	5,920,300	5,896,746	5,868,528
Dilutive effects of assumed exercises of stock options	—	21,288	42,695

Average shares and dilutive potential common shares	5,920,300	5,918,034	5,911,223

Diluted (loss) earnings per common share	$(3.57)	$0.40	$0.90

There were 166,590 and 39,000 options considered anti-dilutive for 2008 and 2007, respectively. There were no stock options considered anti-dilutive for 2006.

10.	Employee Benefit Plan

The Bank has a 401(k) benefit plan covering substantially all eligible employees. The Bank’s expense related to the plan was approximately $41, $75 and $67 in 2008, 2007 and 2006, respectively.

11.	Contingencies

Periodically, the Company is involved in litigation arising from the ordinary course of business. In the opinion of management, the outcome of such litigation will not have a significant effect on financial position or results of operations.

12.	Stock Based Compensation

The Company has a 2004 Stock Plan which provides for the grants of options to purchase common stock to directors and employees. This plan replaces the 1996 Non-Qualified Stock Option Plan. Under the terms of the Plan, the option price is not less than the fair market value of the common stock on the date of grant. Stock options generally vest over five years and have a ten year contractual term. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plan). The number of shares reserved under the 2004 Stock Plan is 500,000. At December 31, 2008, there were 254,775 options available for future grants under the 2004 Stock Plan.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions in the table below. Expected volatility is based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Options were granted in two tranches during the first quarter of 2008. The fair value of options granted in the two tranches was $2.25 and $1.76 per option, respectively. The fair value of options granted in the first quarter of 2007 was $4.98 per option. The fair value of options granted in the second quarter of 2007 was $5.40 per option. The fair value of options granted in 2006 was $3.17 per option. The fair value of the options granted in 2008, 2007 and 2006 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate	3.37%	4.86%	4.61%
Expected term in years	6.5	6.5	6.5
Expected stock price volatility	36.91%	25.36%	10.81%
Dividend yield	4.12%	1.73%	1.29%

A summary of the activity in the stock option plan for 2008 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2008	97,140	$13.54
Granted	71,250	7.78
Forfeited or expired	(1,800)	4.81

Options outstanding, December 31, 2008	166,590	$11.17	7.85	$—

Options exercisable at year-end	44,920	$12.88	6.58	$—

Information related to the stock option plan during each year follows:

	2008	2007	2006
Intrinsic value of options exercised (1)	$—	$494	$146
Cash received from option exercises (1)	$—	$342	$42
Tax benefit realized from option exercises (1)	$—	$154	$55
Weighted average fair value of options granted	$2.16	$5.10	$3.17

(1)	Rounded to the nearest thousand

As of December 31, 2008, there was $148 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.3 years.

13.	First State Financial Corporation (Parent Company Only) Financial Information (As Restated, See Note 19)

Condensed Balance Sheets

(In thousands)

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$228	$355
Investment in banking subsidiary	27,821	49,606
Other assets	—	229

Total assets	$28,049	$50,190

Liabilities and stockholders’ equity
Other borrowings	$1	$1
Other liabilities	55	56
Stockholders’ equity	27,993	50,133

Total liabilities and stockholders’ equity	$28,049	$50,190

Condensed Statements of Income

(In thousands)

	Years ended December 31,
	2008	2007	2006

Income:
Dividends from subsidiary	$947	$2,077	$1,770

Total income	947	2,077	1,770
Expenses:
Stock-based compensation	—	—	125
Other expenses	165	326	250

Total expenses	165	326	375

Income before income taxes and (deficit) equity in undistributed (losses) earnings of subsidiary	782	1,751	1,395
Benefit for income taxes	191	(119)	(94)

Income before (deficit) equity in undistributed (losses) earnings of subsidiary	591	1,870	1,489
(Deficit) equity in undistributed (losses) earnings	(21,734)	514	3,852

Net (loss) income	$(21,143)	$2,384	$5,341

Condensed Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(21,143)	$2,384	$5,341
Adjustments:
Deficit (equity) in undistributed earnings of subsidiary	21,734	(514)	(3,852)
Stock-based compensation	—	—	125
Change in other assets and other liabilities	229	23	(59)

Net cash from operating activities	820	1,893	1,555

Cash flows used in financing activities:
Proceeds from exercise of stock options	—	342	97
Cash dividends paid	(947)	(1,887)	(1,702)

Net cash used in financing activities	(947)	(1,545)	(1,605)

Net change in cash and cash equivalents	(127)	348	(50)
Cash and cash equivalents at beginning of year	355	7	57

Cash and cash equivalents at end of year	$228	$355	$7

14.	Regulatory Matters (As Restated, See Note 19)

Capital Requirements

Bank and bank holding companies are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined by regulations) to Risk-Weighted Assets (as defined) and of Tier I Capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008 the Bank was adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. Actual capital amounts (dollars in thousands) and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes			To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2008:
Total capital (to risk-weighted assets):	32,963	8.07%	≥	32,680	>8.00%	$32,680	8.00%
Tier I capital (to risk weighted assets):	27,664	6.77%	≥	16,340	>4.00%	16,340	4.00%
Tier I capital (to average assets):	27,664	5.76%	≥	19,223	>4.00%	19,223	4.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2007:
Total capital (to risk-weighted assets):	54,462	12.82%	≥	31,615	>8.00%	$39,519	10.00%
Tier I capital (to risk weighted assets):	49,275	11.60%	≥	15,807	>4.00%	23,711	6.00%
Tier I capital (to average assets):	49,275	10.33%	≥	19,084	>4.00%	23,855	5.00%

(1)	The regulatory ratios for a “well capitalized” institution are: Tier I Capital 6%; Total Capital 10%; Leverage 5%. The regulatory ratios for an “adequately capitalized” institution are: Tier I Capital 4%; Total Capital 8%; Leverage 4%.

On May 12, 2009, the Bank received notification from the FDIC that as of March 31, 2009, it was undercapitalized. As a result of this classification, the Bank is subject to restrictions on asset growth, dividends, other capital distributions and management fees pursuant to FDIC Rules and Regulations. Further, the Bank is required to file a written capital restoration plan with the FDIC within 45 days of the receipt of the notification. Lastly, the Bank’s current capital levels do not allow it to accept new or rollover any brokered deposits or solicit deposits by offering an effective yield that exceeds by more than 75 basis points over the prevailing effective yields on insured deposits of comparable maturity in the Bank’s market area.

Dividends

Dividends paid by the Bank to the Company are subject to the financial condition of the Bank and practical business considerations relating to utilization of funds. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders without prior approval of the bank’s regulatory agency. Dividend payments are generally limited to earnings of the Bank, as defined for regulatory purposes, for the current period and the full two preceding years. Based on projected net income during 2009, the Company could not, without prior regulatory approval, declare dividends. In addition, we have adopted a board resolution suspending dividends without prior written approval of the Federal Reserve Bank.

Board Resolution

The Company has adopted a board resolution which, as stated above, suspends dividends without prior approval of the Federal Reserve Bank. The board resolution also, among other things, states that the Company will not incur debt without approval of the Federal Reserve Bank (approval has been obtained subsequent to year end for a $4,000 line of credit available to the Company), will review and amend the Bank’s underwriting procedures and that we will develop specific plans for the reduction and improvement of all criticized items identified in their most recent review and will submit financial statements quarterly to the Federal Reserve Bank. In addition, the resolution states that the Company will not reduce its capital position by purchasing or redeeming treasury stock.

15.	Derivatives and Hedging Activities

The Company had an interest rate swap agreement to make or receive variable interest payments in exchange for fixed interest payments. The interest rate swap was used to mitigate overall risk to changes in interest rates during the life of the swap and was a component of the Company’s asset / liability management strategy to reduce the risk that changes in interest rates would change net interest margin. The notional amount of the interest rate swap did not represent amounts exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other terms of the interest rate swap.

The interest rate swap was designated as a fair value hedge of a FHLB advance. As such, the aggregate fair value of the swap was recorded in liabilities. The fair value of interest rate swaps is based on market prices or dealer quotes.

Summary information about the interest rate swap for 2007 and 2006 year-ends follows (dollar amounts in thousands):

	2007	2006
Notional amount	$3,000	$3,000
Weighted average pay rate	6.31%	5.97%
Fixed receive rate	5.51%	5.51%
Maturity	.5 years	1.5 years
Fair value of swap	$4	$25

16.	Financial Instruments with Off-Balance Sheet Risk and with Concentrations of Credit Risk

Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk which are created in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year- end (in thousands):

	2008	2007
Loan commitments and unused credit lines	$40,231	$75,565
Unused letters of credit	$2,388	$3,641

Loan commitments and unused credit lines consist of $4,366 of fixed rate commitments and $35,865 of variable rate commitments at December 31, 2008. Fixed rate loan commitments have interest rates ranging from 5.2% to 18.0% with maturities ranging from one month to 9 years. Included in the fixed and variable loan commitments and unused credit lines are $839 and $17,897 due on demand, respectively. At December 31, 2007, loan commitments and unused credit lines consisted of $14,201 of fixed rate commitments and $61,364 of variable rate commitments. Fixed rate commitments had interest rates ranging from 5.6% to 8.5% with maturities ranging from one month to 10 years. Unused letters of credit are not assigned a rate until used and expire within one year.

Concentrations of Credit Risk

The Bank primarily grants loans for which real estate is the collateral. As of December 31, 2008, real estate mortgages represent 78% of total loans. As of December 31, 2008, the largest credit relationship was $11,276, representing 2.9% of total loans. Substantially all of our customers reside in the local markets in which we operate.

The Company’s main concentration by industry is real estate rental and leasing, representing 36.5% of our loan portfolio.

17.	Fair Value

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below. The fair value of securities available for sale is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Fair Value Measurement at December 31, 2008 Using Significant Other Observable Inputs (level 2)
Securities, available-for-sale	$67,323

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $98,482, with a valuation allowance of $17,812, resulting in an additional provision for loan losses of $12,795 for the period.

Fair Value Measurement at December 31, 2008 Using Significant Other Unobservable Inputs (level 3)
Impaired loans	$98,482

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents and Interest Bearing Deposits

For these short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities Available-for-Sale

The fair value of investment securities equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. See discussion above, under the caption “Assets and Liabilities Measured on a Recurring Basis.”

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. The fair value does not consider any discount for current market illiquidity.

Federal Home Loan Bank stock

It is not practicable to estimate the fair value of Federal Home Loan Bank stock due to its restrictions on transferability.

Accrued interest receivable

The carrying value approximates fair value.

Deposits

The fair value of demand, savings, interest-bearing checking and money market deposits is the amount payable on demand (the carrying amount). The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank advances

The fair value of fixed rate advances is estimated using the current rates at which similar advances could be obtained. For variable rate advances, the carrying amount is a reasonable estimate of fair value.

Repurchase Agreements

The fair value of fixed rate repurchase agreements is estimated using the current rates at which similar repurchase agreements could be obtained. For variable rate repurchase agreements, the carrying amount is a reasonable estimate of fair value.

Other borrowings

Other borrowings carry a variable interest rate that reprices frequently. Therefore its carrying value approximates its fair value.

Accrued interest payable

The carrying value approximates fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Since no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$6,719	$6,719	$10,669	$10,669
Interest bearing deposits	225	225	423	423
Securities, available-for-sale	67,323	67,323	52,632	52,632
Loans, net	366,293	368,247	394,404	394,582
Federal Home Loan Bank stock	2,700	N/A	951	N/A
Accrued interest receivable	1,835	1,835	2,277	2,277

Financial Liabilities
Deposits	367,858	372,683	395,193	398,659
Federal Home Loan Bank advances	41,000	41,948	3,000	3,000
Repurchase agreements	25,000	28,902	25,000	26,237
Other borrowings	1	1	1	1
Accrued interest payable	681	681	968	968

18.	Management’s Plan

The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company recorded a loss in 2008 of $21,143. In addition, the Bank’s capital ratios as of December 31, 2008, while positioning the Bank as adequately capitalized, have severely deteriorated during the past twelve months and are expected to continue to deteriorate through the first two quarters of 2009 unless the Company is able to secure new capital or reduce the size of the loan portfolio. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to mitigate the effects of the losses incurred and other matters described above are: 1) to raise additional equity capital; 2) reduce the size of the loan portfolio; and 3) to pursue its business plan and seek to generate positive operating cash flow. The Company’s ability to continue as a going concern is dependent on the implementation and success of these plans and management believes that these plans can be effectively implemented during 2009. However, there can be no assurance that management’s plans can be achieved. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

19.	Restatement

The Company has restated its consolidated financial statements for the year ended December 31, 2008 to correct certain errors or omissions in the following areas: the consolidated financial statements with respect to other assets, income tax expense, net loss, cash flows from operating activities, shareholders equity, and Notes 7, 8, 9, 13, and 14 to the consolidated financial statements.

In preparation of our subsidiary bank’s Call Report and the related notes to the consolidated financial statements, the Company used the subsidiary bank’s net operating loss carryforward portion of its deferred tax asset as of December 31, 2008 as the only disallowed portion of its deferred tax asset for regulatory reporting purposes on Schedule RC-R – Regulatory Capital for Tier 1 capital. Deferred tax assets arising from other temporary differences were not included in the disallowed deferred tax asset. However, upon further review of the regulatory guidelines and interpretative clarification from our subsidiary bank’s primary regulator, it was determined that the disallowed deferred tax asset should have included temporary differences as well (and not just the net operating loss carryforward portion) from Tier 1 capital.

This error is corrected in this amended filing by deducting the subsidiary bank’s disallowed portion of deferred tax asset from Tier 1 capital and has the effect of decreasing our capital ratios from what was previously reported as follows.

	2008 Ratio As Restated	2008 Ratio Previously Reported	Difference	2008 Amount As Restated	2008 Amount Previously Reported	Difference
As of December 31, 2008:
Total capital (to risk-weighted assets):	8.07%	9.56%	(1.49)%	32,963	39,117	6,154
Tier I capital (to risk weighted assets):	6.77%	8.29%	(1.52)%	27,664	33,924	6,260
Tier I capital (to average assets):	5.76%	7.07%	(1.31)%	27,664	33,924	6,260

This decrease in capital ratios raised doubt about the Company’s ability to realize its deferred tax asset and thus it was further determined that a $6.9 million valuation allowance on the deferred tax asset was also necessary. This additional valuation allowance does not have any impact on the Company’s capital ratios.

The effects on the financial statements from this restatement are below.

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 2008

(Dollar amounts in thousands)

	2008 As restated	2008 Previously Reported	Difference
ASSETS
Cash and due from financial institutions	$5,195	$5,195	$—
Federal funds sold	1,524	1,524	—

Cash and cash equivalents	6,719	6,719	—
Interest bearing deposits in other financial institutions	225	225	—
Securities, available-for-sale	67,323	67,323	—
Loans, net of allowance	366,293	366,293	—
Federal Home Loan Bank stock	2,700	2,700	—
Premise and equipment, net	12,351	12,351	—
Other real estate owned	811	811	—
Other assets	6,814	13,488	(6,674)

Total Assets	$463,236	$469,910	$(6,674)

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$32,555	$32,555	$—
Interest-bearing checking	13,908	13,908	—
Money market	45,180	45,180	—
Savings	8,314	8,314	—
Time	267,901	267,901	—

Total deposits	367,858	367,858	—
Accrued interest payable and other liabilities	1,384	1,136	248
Repurchase agreements	25,000	25,000	—
Federal Home Loan Bank advances & other borrowings	41,001	41,001	—

Total Liabilities	435,243	434,995	248
Commitments and contingent liabilities	—	—	—
Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,920,300 shares outstanding	5,920	5,920	—
Additional paid-in capital	32,639	32,639	—
Retained deficit	(10,723)	(3,801)	(6,922)
Accumulated other comprehensive income	157	157	—

Total Stockholders’ Equity	27,993	34,915	(6,922)

Total Liabilities and Stockholders’ Equity	$463,236	$469,910	$(6,674)

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

for the year ended December 31, 2008

(Dollar amounts in thousands except per share data)	2008 As Restated	2008 Previously Reported	Difference
Interest Income
Loans, including fees	$25,346	$25,346	$—
Taxable securities	3,272	3,272	—
Tax exempt securities	483	483	—
Federal funds sold and other	135	135	—

	29,236	29,236	—

Interest Expense
Deposits	14,958	14,958	—
Federal Home Loan Bank advances and other borrowings	1,935	1,935	—

	16,893	16,893	—

Net Interest Income	12,343	12,343	—
Provision for Loan Losses	22,441	22,441	—

Net Interest Loss After Provision for Loan Losses	(10,098)	(10,098)	—
Non-Interest Income
Service charges and other fees	1,140	1,140	—
Mortgage banking fees	335	335	—
Net gain on securities	260	260	—
Other than temporary impairment	(731)	(731)	—
Gain on sale of property	49	49	—
Other	57	57	—

	1,110	1,110	—

Non-Interest Expense
Salaries and employee benefits	7,976	7,976	—
Occupancy and equipment	2,563	2,563	—
Data processing	691	691	—
Professional services	234	234	—
Stationery and supplies	215	215	—
Advertising and marketing	166	166	—
Loss on other real estate owned	54	54	—
Other	2,066	2,066	—

	13,965	13,965	—

Loss Before Income Taxes	(22,953)	(22,953)	—
Income tax benefit	(1,810)	(8,732)	(6,922)

Net Loss	$(21,143)	$(14,221)	$(6,922)

Loss per share
Basic	$(3.57)	$(2.40)	$(1.17)
Diluted	$(3.57)	$(2.40)	$(1.17)

Average common shares outstanding
Basic	5,920,300	5,920,300	—
Diluted	5,920,300	5,920,300	—
Dividends per share	$0.16	$0.16	$—

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the year ended December 31, 2008

(Dollar amounts in thousands)

	2008 As Restated	2008 Previously Reported	Difference
Cash flows from operating activities:
Net loss	$(21,143)	$(14,221)	$(6,922)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	22,441	22,441	—
Depreciation	542	542	—
Net (accretion) amortization of securities	(91)	(91)	—
Other than temporary impairment on investment securities	731	731	—
Stock-based compensation	124	124	—
Gain on sale of property	(49)	(49)	—
Loss on other real estate owned	910	910	—
Net change in deferred tax asset	1,768	(4,892)	6,660
Net change in other assets	(2,097)	(2,111)	14
Net change in accrued expenses and other liabilities	(177)	(425)	248

Net cash from operating activities	2,959	2,959	—
Cash flows used in investing activities:
Net change in time deposits	198	198	—
Available-for-sale securities:
Maturities, prepayments and calls	1,269	1,269	—
Proceeds from sales	29,003	29,003	—
Gain on sale	(260)	(260)	—
Purchases	(45,622)	(45,622)	—
Proceeds from sale of other real estate owned	681	681	—
Loan payments and (originations), net	3,268	3,268	—
Net (purchase) sale of FHLB stock	(1,749)	(1,749)	—
Net change in premise and equipment	(3,415)	(3,415)	—

Net cash used in investing activities	(16,627)	(16,627)	—
Cash flows from financing activities:
Net change in deposits	(27,335)	(27,335)	—
Net change in short-term borrowings	14,000	14,000	—
Proceeds from long-term borrowings	31,000	31,000	—
Repayment of long-term borrowings	(7,000)	(7,000)	—
Proceeds from exercise of stock options	—	—	—
Cash dividend paid	(947)	(947)	—

Net cash from financing activities	9,718	9,718	—
Net change in cash and cash equivalents	(3,950)	(3,950)	—
Beginning cash and cash equivalents	10,669	10,669	—

Ending cash and cash equivalents	$6,719	$6,719	$—

Supplemental cash flow information
Interest paid	$17,180	$17,180	—
Income taxes paid	$325	$325	—
Supplemental disclosure of non cash transactions:
Loans transferred to other real estate owned	$2,402	$2,402	$—

FIRST STATE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the year ended December 31, 2008

(Dollar amounts in thousands)

	2008 As Restated	2008 Previously Reported	Difference
Comprehensive loss:
Net loss	(21,143)	(14,221)	(6,922)
Total Comprehensive Loss	(21,317)	(14,395)	(6,922)

Balance at December 31, 2008	$27,993	$34,915	$(6,922)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of December 31, 2008.

Based on their evaluation of our disclosure controls and procedures and as a result of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The management of First State Financial Corporation is responsible for establishing and maintaining effective control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, we identified the following material weakness in our internal control over financial reporting:

As of December 31, 2008, the Company identified a material weakness in its internal control over financial reporting related to determining the realizability of its deferred tax asset, resulting from the following matters:

•

We did not properly calculate the disallowed portion of our deferred tax asset for regulatory reporting purposes, which in turn caused additional uncertainty related to the Company’s ability to continue as a going concern and our need for a valuation allowance on our deferred tax asset.

These matters resulted in a misstatement in the realizability of our deferred tax asset in our 2008 Annual Report filed on Form 10-K on March 16, 2009, which was subsequently detected and corrected with the issuance of this Form 10-K/A.

A material weakness (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2008.

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

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Executive Vice President and Chief Financial Officer

/s/ John E. “Jed” Wilkinson
John E. “Jed” Wilkinson
President and Chief Executive Officer

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

However, we have commenced a remediation process post year end and intend to take the following actions to improve and remediate the material weakness in our internal control over financial reporting:

•	Maintaining and referring to capital ratio instructions during the Call Report preparation and review;

•	Instituting an independent review of the capital ratio calculations.

The Company believes that the implementation of the foregoing procedures will strengthen the Company’s internal controls over financial reporting and will address the material weakness identified above.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation, as amended, of the Company. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement on Form S-1, No. 333- 119800 (“Registration Statement”).

3.2	By-Laws incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

4.1	Specimen Common Stock Certificate incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.2	First State Financial Corporation 2004 Stock Plan. Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-124835.

10.4	Promissory Note between First State Financial Corporation and Independent Bankers’ Bank of Florida and related Business Loan Agreement and Commercial Pledge Agreement, dated April 30, 2004. Incorporated by reference to the comparable exhibit number in the Company’s Registration Statement.

10.5	Standard Office Building Lease between Links Associates, Ltd. and First State Bank, dated September 20, 2005. Incorporated by reference to the comparable exhibit number in the Company’s 2005 Annual Report on Form 10-K.

10.6	Standard Office Building Lease between Clearwater Retail Partners, LLC and First State Bank dated May 1, 2006. Incorporated by reference to the comparable exhibit number in the Company’s 2006 Annual Report on Form 10-K.

10.8	Lease agreement between PBC Associates, L.L.C. and First State Bank, dated December 11, 2006. Incorporated by reference to the comparable exhibit number in the Company’s September 2007 Report on Form 10-Q.

10.9	Lease agreement between Winkal Holdings, L.L.C. and First State Financial Corp, dated July, 2007. Incorporated by reference to the comparable exhibit number in the Company’s September 2007 Report on Form 10-Q.

10.10	Amendment to Master Repurchase Agreement between First State Bank and Citibank Global Markets Inc. dated April 15, 2009. Incorporated by reference to the comparable exhibit number in the Company’s Form 8-K filed April 23, 2009.

10.11	Letter Agreement between First State Bank and Citibank Global Markets Inc. dated April 15, 2009. Incorporated by reference to the comparable exhibit number in the Company’s Form 8- K filed April 23, 2009.

10.12	Letter Agreement between First State Bank and Citibank Global Markets Inc. dated April 15, 2009. Incorporated by reference to the comparable exhibit number in the Company’s Form 8- K filed April 23, 2009.

10.13	Letter Agreement between First State Bank and Citibank Global Markets Inc. dated April 15, 2009. Incorporated by reference to the comparable exhibit number in the Company’s Form 8- K filed April 23, 2009.

14.1	Code of Ethics incorporated by reference to the comparable exhibit number in the Company’s 2004 Report on Form 10-K.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002.

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

/s/ John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 15, 2009.

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