Form 10-Q
period 2009-03-31
FIRST STATE FINANCIAL CORP/FL
filed 2009-05-20
CIK 1282582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2009 the registrant had outstanding 5,920,300 shares of common stock.

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 (unaudited) and December 31, 2008

(Dollar amounts in thousands except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from financial institutions	$6,903	$5,195
Federal funds sold	12,430	1,524

Cash and cash equivalents	19,333	6,719
Interest bearing deposits in other financial institutions	1,299	225
Securities, available-for-sale	52,925	67,323
Loans, net of allowance of $16,681 and $20,679	342,737	366,293
Federal Home Loan Bank stock	1,791	2,700
Premise and equipment, net	12,229	12,351
Other real estate owned	3,265	811
Other assets	6,988	6,814

Total Assets	$440,567	$463,236

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits
Demand	$28,240	$32,555
Interest-bearing checking	14,042	13,908
Money market	53,695	45,180
Savings	9,194	8,314
Time	276,485	267,901

Total deposits	381,656	367,858
Accrued interest payable and other liabilities	1,234	1,384
Repurchase agreements	25,000	25,000
Federal Home Loan Bank advances & other borrowings	21,001	41,001

Total Liabilities	428,891	435,243

Commitments and contingent liabilities

Stockholders’ Equity
Common stock, $1 par value; 25,000,000 shares authorized; 5,920,300 shares issued and outstanding	5,920	5,920
Additional paid-in capital	32,663	32,639
Accumulated deficit	(27,066)	(10,723)
Accumulated other comprehensive income	159	157

Total Stockholders’ Equity	11,676	27,993

Total Liabilities and Stockholders’ Equity	$440,567	$463,236

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
Interest Income
Loans, including fees	$5,085	$7,125
Taxable securities	590	624
Tax exempt securities	99	151
Federal funds sold and other	1	75

	5,775	7,975
Interest expense
Deposits	3,430	4,133
Federal Home Loan Bank advances and other borrowings	413	343

	3,843	4,476

Net interest income	1,932	3,499
Provision for loan losses	15,541	2,933

Net interest (loss) income after provision for loan losses	(13,609)	566
Non-interest income
Service charges and other fees	240	328
Mortgage banking fees	97	103
Net gain on sale of securities	394	191
Gain on sale of property	—	49
Other	6	20

	737	691
Non-interest expense
Salaries and employee benefits	2,063	1,845
Occupancy and equipment	648	575
Data processing	179	180
Professional services	59	69
Stationery and supplies	36	48
Advertising and marketing	41	41
Other	445	376

	3,471	3,134

Loss before income taxes	(16,343)	(1,877)
Income tax benefit	—	(739)

Net loss	$(16,343)	$(1,138)

Loss per share
Basic	$(2.76)	$(0.19)
Diluted	$(2.76)	$(0.19)
Average common shares outstanding
Basic	5,920,300	5,920,300
Diluted	5,920,300	5,920,300
Dividends per share	—	$0.08

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands except per share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accum Deficit)	Accum. Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	5,920,300	$5,920	$32,515	$11,367	$331	$50,133
Comprehensive loss:
Net loss	—	—	—	(1,138)	—	(1,138)
Change in net unrealized gain (loss) on investment securities available-for-sale, net of tax effects	—	—	—	—	(371)	(371)

Total Comprehensive Loss	—	—	—	—	—	(1,509)
Stock-based compensation	—	—	31	—	—	31
Cash dividend declared, $0.08 per share	—	—	—	(474)	—	(474)

Balance at March 31, 2008	5,920,300	$5,920	$32,546	$9,755	$(40)	$48,181

Balance at January 1, 2009	5,920,300	$5,920	$32,639	$(10,723)	$157	$27,993
Comprehensive loss:
Net loss	—	—	—	(16,343)	—	(16,343)
Change in net unrealized gain on investment securities available-for-sale, net of tax effects	—	—	—	—	2	2

Total Comprehensive Loss	—	—	—	—	—	(16,341)
Stock-based compensation	—	—	24	—	—	24

Balance at March 31, 2009	5,920,300	$5,920	$32,663	$(27,066)	$159	$11,676

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Three Months Ended March 31, 2009 and 2008

(Unaudited)

(Dollar amounts in thousands)

	2009	2008
Cash flows (used in) from operating activities:
Net loss	$(16,343)	$(1,138)
Adjustments to reconcile net loss to net cash (used in) from operating activities
Provision for loan losses	15,541	2,933
Depreciation	144	133
Net accretion of securities	(59)	(52)
Stock-based compensation	24	31
Gain on sale of available-for-sale securities	(394)	—
Gain on sale of property	—	(49)
Net change in:
Other assets	(176)	(1,029)
Deferred tax asset	—	490
Accrued expenses and other liabilities	(150)	(612)

Net cash (used in) from operating activities	(1,413)	707
Cash flows from (used in) investing activities:
Net change in time deposits	(1,074)	209
Available-for-sale securities:
Maturities, prepayments and calls	2,754	(46)
Proceeds from sales	17,826	11,813
Purchases	(5,725)	(23,089)
Loan originations and payments, net	5,561	8,391
Net sale (purchase) of FHLB stock	909	(669)
Net change in premise and equipment	(22)	(233)

Net cash from (used in) investing activities	20,229	(3,624)
Cash flows used in financing activities:
Net change in deposits	13,798	(17,842)
Net change in short-term borrowing	(20,000)	5,204
Proceeds from long-term borrowing	—	10,000
Cash dividend paid	—	(474)

Net cash used in financing activities	(6,202)	(3,112)

Net change in cash and cash equivalents	12,614	(6,029)
Beginning cash and cash equivalents	6,719	10,669

Ending cash and cash equivalents	$19,333	$4,640

Supplemental cash flow information
Interest paid	$3,820	$4,569
Income taxes paid	$—	$—
Supplemental disclosure of non cash transactions:
Loans transferred to other real estate owned	$2,454	$—

See Notes to Condensed Consolidated Financial Statements

FIRST STATE FINANCIAL CORPORATION

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The (a) condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest Form 10-K/A Amendment No. 1. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X were included. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year of 2009.

NOTE 2 – NEW ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We intend to include the disclosures required by this FSP in our second quarter Form 10-Q.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We intend to adopt this FSP in the second quarter; however, we do not expect the adoption to have a material effect on our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We intend to adopt this FSP in the second quarter; however, we do not expect the adoption to have a material effect on our financial results.

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

During the quarter ended March 31, 2009, the Company did not grant any stock options. During the quarter ended March 31, 2008, the Company granted 71,250 stock options. During the quarter ended March 31, 2009, 20,050 options vested and no options were exercised. During the quarter ended March 31, 2008, 5,800 options vested and no options were exercised.

A summary of share option activity under the plan as of March 31, 2009 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2009	166,590	$11.17
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Options outstanding, March 31, 2009	166,590	$11.17	7.60	$—

Options exercisable, March 31, 2009	64,970	$12.05	6.98	$—

For the three months ended March 31, 2009, $24 thousand in compensation cost related to the Company’s stock option plan was recorded in net loss. As of March 31, 2009, $124 thousand in unrecognized compensation costs remained to be recognized over a weighted-average period of 2.3 years. All stock option compensation costs recognized in the first three months of 2009 were related to incentive stock options. Accordingly, there is no tax benefit to disclose.

NOTE 4 – LOANS

Major classifications of loans are as follows (in thousands):

	March 31, 2009	December 31, 2008
Commercial	$60,700	$73,301
Real estate:
Residential	51,682	53,470
Commercial	175,005	183,203
Construction	60,304	64,799
Consumer and other	12,432	13,006

	360,123	387,779
Less: Deferred loan fees, net	(705)	(807)
Allowance for loan losses	(16,681)	(20,679)

Total loans, net	$342,737	$366,293

Transactions in the allowance for loan losses are as follows (in thousands):

	Activity for the three months ended
	March 31, 2009	March 31, 2008
Balance, beginning of period	$20,679	$7,633
Provision charged to operations	15,541	2,933
Loans charged off	(19,543)	(545)
Recoveries	4	22

Balance, end of period	$16,681	$10,043

Impaired loans were as follows (in thousands):

	March 31, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$51,243	$44,839
Loans with allocated allowance for loan losses	35,806	53,643

	$87,049	$98,482

Amount of the allowance for loan losses allocated	$9,161	$17,812

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank advances and other borrowings were as follows (in thousands):

	March 31, 2009	December 31, 2008
Line of credit, Independent Bankers’ Bank	$1	$1
Federal Home Loan Bank advances	21,000	41,000

	$21,001	$41,001

During the quarter ended March 31, 2009, $20.0 million Federal Home Loan Bank advances outstanding at December 31, 2008 were paid off.

The borrowings were collateralized by $2.8 million and $3.0 million of securities and a blanket pledge of a portion of the Bank’s mortgage loan portfolio at March 31, 2009 and December 31, 2008, respectively.

The Company has a $4.0 million line of credit with another financial institution. Borrowings outstanding on this line of credit totaled $1 thousand at March 31, 2009 and December 31, 2008. Interest on this line of credit adjusts daily at the Prime Rate published in The Wall Street Journal less 1%. The line of credit is secured by all of the preferred and common stock of the Company’s bank subsidiary, First State Bank. The line of credit was renewed in May 2009 and is subject to review in May 2010. At March 31, 2009 the Company was not compliant with the debt covenants surrounding the line of credit and thus cannot utilize the remainder of the $4.0 million line of credit and could be required to repay the $1 thousand outstanding.

NOTE 6 – FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below. The fair value of securities available-for-sale is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

	Fair Value Measurement at March 31, 2009 Using Significant Other Observable Inputs (level 2) (in thousands)	Fair Value Measurement at December 31, 2008 Using Significant Other Observable Inputs (level 2) (in thousands)
Securities, available-for-sale	$52,925	$67,323

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below. The fair value of the other real estate owned and impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35.8 million, with a valuation allowance of $9.2 million, resulting in an increase of the provision for loan losses of $10.9 million for the period. Other real estate owned, which is measured for impairment using fair value, had a carrying amount of $203 thousand, with a valuation allowance of $85 thousand.

	Fair Value Measurement at March 31, 2009 Using Significant Other Unobservable Inputs (level 3) (in thousands)	Fair Value Measurement at December 31, 2008 Using Significant Other Unobservable Inputs (level 3) (in thousands)
Impaired loans	$35,806	$53,643
Other real estate owned	203	203

NOTE 7 – CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined by regulations) to Risk-Weighted Assets (as defined) and of Tier I Capital (as defined) to Average Assets (as defined).

As of March 31, 2009 the Bank was significantly undercapitalized under the regulatory framework for prompt corrective action. Actual capital amounts (dollars in thousands) and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes				To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of March 31, 2009:
Total capital (to risk-weighted assets):	16,344	4.25%	≥	30,801	≥	8.00%	$30,801	8.00%
Tier I capital (to risk weighted assets):	11,385	2.96%	≥	15,401	≥	4.00%	15,401	4.00%
Tier I capital (to average assets):	11,385	2.50%	≥	18,227	≥	4.00%	18,227	4.00%

(1)	The regulatory ratios for a “well capitalized” institution are: Tier I Capital 6%; Total Capital 10%; Leverage 5%. The regulatory ratios for an “adequately capitalized” institution are: Tier I Capital 4%; Total Capital 8%; Leverage 4%. The regulatory ratios for an “under capitalized” institution are: Tier I Capital 3%; Total Capital 6%; Leverage 3%. The regulatory ratio for a “significantly under capitalized” institution are: Ratio of tangible equity to total assets greater than 2%.

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

NOTE 8 – GOING CONCERN

The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company recorded a loss for the year ended December 31, 2008 of $21.1 million and for the first quarter of 2009 of $16.3 million. In addition, the Bank’s capital ratios as of December 31, 2008 and March 31, 2009 severely deteriorated and are expected to continue to deteriorate through the second quarter of 2009 unless the Company is able to secure new capital or reduce the size of the loan portfolio. Failure to meet regulatory capital requirements may expose the Company and the Bank to additional regulatory sanctions including mandatory asset disposition and seizure. As previously reported in the Company’s 2008 financial statements filed on Form 10-K/A, filed on May 15, 2009, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENT

During the year ended 2007, the Bank entered into $25.0 million of ten-year repurchase agreements, whereby higher yielding long-term securities were purchased to decrease the duration of earning assets and shorten the duration of liabilities. At March 31, 2009 the agreements were callable immediately as the Bank did not maintain its “well capitalized” status with the FDIC. However, upon further review of the associated agreements and discussions with the counterparty to the agreements in April of 2009, it was determined that there was ambiguity in the agreements pertaining to the rights of the non defaulting party.

In April of 2009, the repurchase agreements were amended. The amendments state that the agreements are callable and a default has occurred if (i) First State Bank ceases to be “adequately capitalized” at any time before September 30, 2009, (ii) First State Bank fails to regain and maintain “well capitalized” status on and after September 30, 2009, (iii) First State Bank is issued a “cease and desist order” at any time by its Federal or State regulator, or (iv) First State Bank fails to deliver additional cash margin such that the total amount of the excess cash margin is equal to $2.5 million. Under the terms of the amendment, if a default occurs, the agreements are callable immediately and the non defaulting party has the right to mark-to-market the underlying interest rate exposure, which was valued at approximately $4.6 million at April 13, 2009. As First State Bank was rated “significantly undercapitalized” as of March 31, 2009, the Bank is in default of the amended repurchase agreements and if called, would need to record approximately $4.6 million of additional expense in order to mark-to-market the interest rate exposure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management’s discussion and analysis of First State Financial Corporation’s financial condition and results of operations for the three months ended March 31, 2009. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2008 Form 10-K/A (Amendment No. 1). In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2008 Form 10-K/A (Amendment No. 1), which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report.

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

OVERVIEW

We are the parent of First State Bank, a community bank headquartered in Sarasota, Florida with offices in Sarasota and Pinellas counties.

Some of the key developments during the first quarter of 2009 include:

•	The net sale of $12.1 million in securities to decrease the duration of interest earning assets;

•	The pay down of $20.0 million of short term borrowings; and

•	Net loss of $16.3 million primarily due to an increase of the loan loss provision.

We continue to face a variety of challenges and opportunities inherent within the banking industry which are characterized by the uncertainty in the timing of interest rate changes, credit quality and intense competition. As part of our strategic plan, we are reassessing our long term objectives and strategic alternatives to determine the most appropriate business strategy for the Company and its shareholders. In our efforts to continue to improve our efficiency and profitability, our plan is to focus on recapitalization, improving operating expenses as a percent of total assets and improving our efficiency ratio. We also will seek to improve our profitability by maintaining pricing discipline on the loans we originate and attracting lower cost core deposits.

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

	Three months ended March 31,
			change
(Dollars in thousands)	2009	2008	$	%
Interest income	$5,775	$7,975	$(2,200)	-28%
Interest expense	3,843	4,476	(633)	-14%

Net interest income	1,932	3,499	(1,567)	-45%
Provision for loan losses	15,541	2,933	12,608	430%

Net interest (loss) income after provision	(13,609)	566	(14,175)	2504%
Non-interest income	737	691	46	7%
Non-interest expense	(3,471)	(3,134)	337	11%

Loss before income taxes	(16,343)	(1,877)	(14,466)	-771%
Income tax benefit	—	(739)	739	100%

Net loss	$(16,343)	$(1,138)	$(15,205)	(1336)%

The following average balance sheet presents certain information related to our average yields on assets and average cost of liabilities. Such yields have been derived by dividing income or expenses by the average balance of the corresponding assets or liabilities and the calculated year to date rate is then annualized.

	For the three months ended March 31,
	2009				2008
(Dollars in thousands)	Average Balances	Income/ Expense		Yields/ Rates	Average Balances	Income/ Expense		Yields/ Rates
Assets:
Earning assets:
Loans (1)	$363,228	$5,085	(4)	5.68%	$388,418	$7,125	(4)	7.36%
Investment securities, taxable	44,229	590		5.41%	44,437	624		5.63%
Investment securities, non-taxable (2)	8,463	135		6.45%	11,976	206		6.87%
Federal funds sold and other	13,052	1		0.04%	8,056	75		3.75%

Total interest earning assets	428,972	5,811		5.49%	452,887	8,030		7.11%
Non-interest earning assets	34,263				20,215

Total assets	$463,235				$473,102

Liabilities:
Interest bearing liabilities:
NOW accounts	$14,004	$29		0.84%	$14,044	$64		1.83%
Money market	49,953	311		2.53%	35,383	296		3.36%
Savings	8,805	39		1.81%	22,929	163		2.85%
Time deposits	276,767	3,051		4.47%	280,533	3,610		5.16%
Borrowings	49,784	413		3.36%	31,856	343		4.31%

Total interest bearing liabilities	399,313	3,843		3.90%	384,745	4,476		4.67%

Demand deposits	28,180				36,700
Other non-interest bearing liabilities	1,213				1,665

Total non-interest bearing liabilities	29,393				38,365

Stockholders’ equity	34,529				49,992

Total liabilities & stockholders’ equity	$463,235				$473,102

Net Interest Income		$1,968				$3,554

Net Interest Margin (3)				1.86%				3.15%

(1)	Average loans include nonperforming loans
(2)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense
(3)	Net interest margin is net interest income divided by average total interest earning assets
(4)	Includes $145 and $251 of fees for the three months ended March 31, 2009 and 2008, respectively.

The table below details the components of the changes in net interest income for the three months ended March 31, 2009 and March 31, 2008. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	For the three months ended March 31, 2009 Compared to the three months ended March 31, 2008
	Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Loans	$(439)	$(1,601)	$(2,040)
Investment securities, taxable	(3)	(31)	(34)
Investment securities, non-taxable (1)	(57)	(14)	(71)
Federal funds sold and other	29	(103)	(74)

Total interest income	(470)	(1,749)	(2,219)

Increase (decrease) in interest expense:
NOW accounts	—	(35)	(35)
Money market	103	(88)	15
Savings	(78)	(46)	(124)
Time deposits	(48)	(511)	(559)
Borrowings	161	(91)	70

Total interest expense	138	(771)	(633)

Total change in net interest income	$(608)	$(978)	$(1,586)

(1)	On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense

FOR THE THREE MONTHS ENDED MARCH 31, 2009:

NET INTEREST INCOME

Net interest income on a fully tax-equivalent basis for the first quarter of 2009 and for the first quarter of 2008 was $2.0 million and $3.6 million, respectively. Net interest income on a fully tax-equivalent basis decreased by $1.6 million; $978 thousand was due to a decrease in rates, and $608 thousand of the decrease was due to volume. Average earning assets decreased 5.3% for the first quarter of 2009 over the first quarter of 2008, from $452.9 million to $429.0 million, with the yield on average earning assets decreasing 162 basis points. Average interest bearing liabilities (deposits and borrowings) increased 3.8% for the first quarter of 2009 over the first quarter of 2008, from $384.7 million to $399.3 million, with the annualized cost decreasing 77 basis points.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2009 was $737 thousand compared to $691 thousand for the same period of 2008. The increase from 2008 to 2009 was primarily due to the net gain on the sale of securities of $394 thousand during the first quarter of 2009 as compared to $191 thousand for the same period of 2008. The increase was partially offset by a reduction in service charges and other fees. Service charges and other fees decreased $88 thousand, from $328 thousand in the first quarter of 2008 to $240 thousand in the first quarter of 2009 as a result of a decline in volume of transactions closed.

NON-INTEREST EXPENSE

For the first quarter of 2009, non-interest expense was $3.5 million compared to $3.1 million for the first quarter of 2008. The increase was primarily attributable to an increase in salaries and employee benefits due to increases in headcount. The increase in full-time equivalent employees is primarily the result of new branch openings. As of March 31, 2009 there were 135.0 full-time equivalent employees compared to 129.5 at March 31, 2008. Other expenses also contributed to the increase. Other expenses rose due to an increase in FDIC insurance requirements and an increase in legal and loan costs.

INCOME TAXES

For the quarter ended March 31, 2009 and 2008, the Company recorded income tax benefit of $0 and $739 thousand, respectively. Accordingly, our effective tax rates were 0% and 39.4% for 2009 and 2008, respectively. The determination of effective rates reflects items which are not taxed for income tax purposes, primarily tax-exempt interest income. Due to our lack of profitability we can no longer assert to the degree required under generally accepted accounting principles that we will be able to realize the future benefit of our deferred tax asset, so we are continuing to apply a full valuation allowance against this asset.

FINANCIAL CONDITION ANALYSIS

	March 31,	December 31,	Change
(Dollars in thousands)	2009	2008	$	%
Cash	$19,333	$6,719	$12,614	188%
Interest bearing deposits in other financial institutions	1,299	225	1,074	477%
Investments	52,925	67,323	(14,398)	-21%
Loans – gross	360,123	387,779	(27,656)	-7%
Net deferred fees	(705)	(807)	102	13%
Allowance for loan loss reserve	(16,681)	(20,679)	3,998	19%
Other	24,273	22,676	1,597	7%

Total Assets	$440,567	$463,236	$(22,669)	-5%

Non-interest bearing deposits	$28,240	$32,555	$(4,315)	-13%
Interest bearing deposits	353,416	335,303	18,113	5%
Borrowings	46,001	66,001	(20,000)	-30%
Other	1,234	1,384	(150)	-11%
Stockholders’ equity	11,676	27,993	(16,317)	-58%

Total Liabilities and Stockholders’ Equity	$440,567	$463,236	$(22,669)	-5%

Significant changes to our balance sheet include the following:

•	Gross loans decreased $27.7 million (from $387.8 million at December 31, 2008 to $360.1 million at March 31, 2009);

•	Deposits increased $13.8 million with increases in interest-bearing checking, money markets, savings and time deposits. The increase was offset slightly with decreases in demand deposits.

•	Our securities portfolio was reduced with the sale of $17.8 million of investments in the first three months partially offset with the purchase of $5.7 million of investments;

•	For the three month period ending March 31, 2009, borrowings decreased $20.0 million (from $66.0 million to $46.0 million).

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

The balance in the allowance for loan losses at March 31, 2009 was $16.7 million, or 4.63%, of total loans compared to $20.7 million and 5.33% of total loans at December 31, 2008. The decrease in the allowance for loan losses was the result $19.5 million in net charge-offs partially offset by the Bank’s $15.5 million provision in the first quarter of 2009. This is compared to first quarter 2008 activity of a $2.9 million charge to the provision offset by $523 thousand in net charge-offs. $13.7 million of charge-offs during the first quarter of 2009 were related to loans that already had specific reserves at December 31, 2008. Management determined that it was appropriate to take partial charge-offs on these loans during the first quarter of 2009. The major increases in the provision for loans were as follows; homogenous loan pool ($3.0 million) construction mortgages ($5.2 million), commercial business assets ($2.2 million), unsecured commercial ($1.3 million) and home equity loans ($1.2 million). Although 76% of impaired loans are performing contractually as of March 31, 2009 (compared to 76% as of December 31, 2008), there are weaknesses that place doubt on the borrower’s ability to pay in accordance with the original terms, such as the collateralized value of the property securing the loans, the borrower’s paying ability and the borrower’s net worth, all of which may not be sufficient to cover the loan value in case of default. While management believes that the loan loss reserve was adequate as of March 31, 2009, a continued deterioration in the economy could result in additional losses in the future.

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

All of the Bank’s nonaccrual loans are considered to be impaired. A loan is considered impaired when it’s determined that it is probable that all the principal and interest due under the loan may not be collectible as contractually agreed. Nonaccrual relationships in excess of $50 thousand are reviewed individually for impairment. The impairment, if any, is based upon the difference between the carrying value of the investment and the fair value of the collateral less costs to sell and entrepreneurial profit or the present value of estimated future cash flows.

The Bank’s impaired loans were $87.0 million at March 31, 2009, or 24.3% of total gross loans, compared to $98.5 million at December 31, 2008, or 25.4% of total loans. Of the $87.0 million of impaired loans at March 31, 2009, $56.4 million were commercial and commercial real estate, $27.3 million were construction and $3.3 million were residential and consumer loans. This compares to $59.4 million commercial and commercial real estate, $34.3 million construction and $4.8 million residential and consumer loans at December 31, 2008. Management continues to monitor the worth, paying capacity and collateral pledged of the borrowers; however those loans classified as impaired are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Bank’s non-performing assets as a percentage of total assets were 5.58% at March 31, 2009 and 5.33% at December 31, 2008. There were $21.3 million in non-performing loans and $3.3 million other non-performing assets at March 31, 2009, compared to $23.9 million and $810 thousand at December 31, 2008 respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of our customers. The Bank monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion, and to take advantage of unforeseen opportunities. We manage the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs. The Company has adopted a board resolution which, among other things, states that the Company will not incur debt without approval of the Federal Reserve Bank. Approval has been obtained for a $4.0 million line of credit available to the Company from the Federal Reserve Bank. However, at quarter end the Company was not compliant with the debt covenants surrounding the line of credit.

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank’s ability to meet liquidity needs. The Bank’s principal sources of funds are deposits, payments, paydowns, and maturities on loans; payments, maturities, and sales of investments; and capital contributions by the Company. As additional sources of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $66.1 million and Federal Funds purchased lines available at correspondent banks amounting to $10.0 million, if secured.

Additionally, we have agreements under which securities can be sold under agreements to repurchase. Currently the Bank has $25.0 million of ten-year repurchase agreements, whereby higher yielding long-term securities were purchased to decrease the duration of earning assets and shorten the duration of liabilities. The securities were then sold under agreements to repurchase. The agreements are callable immediately as the Bank did not maintain its “well capitalized” status with the FDIC. The borrowings were collateralized by $35.8 million of securities at March 31, 2009.

In April of 2009, the repurchase agreements were amended. The amendments state that the agreements are callable and a default has occurred if (i) First State Bank ceases to be “adequately capitalized” at any time before September 30, 2009, (ii) First State Bank fails to regain and maintain “well capitalized” status on and after September 30, 2009, (iii) First State Bank is issued a “cease and desist order” at any time by its Federal or State regulator, or (iv) First State Bank fails to deliver additional cash margin such that the total amount of the excess cash margin is equal to

$2.5 million. Under the terms of the amendment, if a default occurs, the agreements are callable immediately and the non defaulting party has the right to mark-to-market the underlying interest rate exposure, which was valued at approximately $4.6 million at April 13, 2009. As First State Bank was rated “significantly undercapitalized” as of March 31, 2009, the Bank is in default of the amended repurchase agreements and if called, would need to record approximately $4.6 million of additional expense in order to mark-to-market the interest rate exposure.

CAPITAL RESOURCES

Growth and profitability of the Bank are dependent upon maintenance of adequate levels of capital. The capital adequacy of the Bank is determined based on the level of capital as well as asset quality, liquidity and earnings history. At March 31, 2009, the Bank was rated “significantly undercapitalized” by its regulatory agency. As a result the Bank is subject to certain operating restrictions and requirements. In particular, while the Bank remains below well capitalized, it can no longer accept brokered deposits. The Bank is also required to submit a capital restoration plan to its primary regulator.

Regulatory capital guidelines divide capital into two tiers. Tier 1 capital consists of stockholders’ equity less goodwill, disallowed deferred tax assets and the unrealized gain/loss on available-for-sale securities. Tier 2 capital consists of Tier 1 capital plus an allowable portion of the allowance for loan losses. In addition to Tier 1 and Tier 2 capital ratio requirements, regulatory capital guidelines set forth certain leverage capital requirements. This ratio is computed by dividing Tier 1 capital by unadjusted total quarterly average assets.

The following table presents the regulatory capital levels and ratios of the Bank at March 31, 2009 (dollar amounts in thousands).

	Actual		For Capital Adequacy Purposes		To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total capital (to risk-weighted assets):	16,344	4.25%	> 30,801	>8.00%	$30,801	8.00%
Tier I capital (to risk weighted assets):	11,385	2.96%	> 15,401	>4.00%	15,401	4.00%
Tier I capital (to average assets):	11,385	2.50%	> 18,227	>4.00%	18,227	4.00%

(1)	The regulatory ratios for a “well capitalized” institution are: Tier I Capital 6%; Total Capital 10%; Leverage 5%. The regulatory ratios for an “adequately capitalized” institution are: Tier I Capital 4%; Total Capital 8%; Leverage 4%. The regulatory ratios for an “under capitalized” institution are: Tier I Capital 3%; Total Capital 6%; Leverage 3%. The regulatory ratio for a “significantly under capitalized” institution are: Ratio of tangible equity to total assets greater than 2%.

On May 12, 2009, the Bank received notification from the FDIC that as of March 31, 2009, it is subject to restrictions on asset growth, dividends, other capital distributions and management fees pursuant to FDIC Rules and Regulations. Further, the Bank is required to file a written capital restoration plan with the FDIC within 45 days of the receipt of the notification. Lastly, the Bank’s current capital levels do not allow it to accept new or rollover any brokered deposits or solicit deposits by offering an effective yield that exceeds by more than 75 basis points over the prevailing effective yields on insured deposits of comparable maturity in the Bank’s market area.

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

Interest rate sensitivity as of March 31, 2009 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shifts in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset/Liability reporting. The analysis indicates that, while a decreasing rate environment would cause our margin to compress, the decrease in net interest income is not as dramatic as the increase we would receive in a rising rate environment. This is primarily due to the Bank’s ability to manage its liabilities. Competition for deposits in the Bank’s market areas is intense. By managing maturities and rates as well as looking to other sources of funding, such as advances from the Federal Home Loan Bank, we attempt to control the compression on our interest rate margin in such a way as to cushion the effect of a declining rate environment.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer our controls and procedures in place as of the end of the period covered by this report were evaluated. We previously reported that as of December 31, 2008, we had identified a material weakness in our internal control over financial reporting related to identifying the disallowed portion of the Company’s deferred tax asset for regulatory reporting requirements. The error in calculating our capital ratios led to uncertainty whether we can continue as a going concern and utilize our deferred tax asset. While we have made progress in remediating this deficiency in our internal control over financial reporting, there has been an insufficient period of time to determine whether the implemented processes are operating effectively. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have implemented the following changes to improve our internal controls over financial reporting:

•	Maintaining and referring to capital ratio instructions during the Call Report preparation and review;

•	Instituting an independent review of the capital ratio calculations.

We believe that these actions strengthen our internal control over financial reporting and address the previously identified material weakness in our internal control over financial reporting. By their nature, these actions require a period of time to become fully effective.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K/A (Amendment No. 1) are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 6, 2009, the Company held an annual meeting of the stockholders of the Common Stock to vote to elect seven persons to the Company’s Board of Directors. The following table sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominee:	Votes Cast For	Votes Withheld
Robert Beymer	4,604,282	449,986
Daniel Harrington	4,614,005	440,263
Marshall Reynolds	4,560,965	493,303
Neal Scaggs	4,629,321	424,947
Robert Shell, Jr.	4,528,752	525,516
John E. “Jed” Wilkinson	4,520,862	533,406
Thomas Wright	4,631,398	422,870

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

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

Date: May 19, 2009

FIRST STATE FINANCIAL CORPORATION

/s/ John E. “Jed” Wilkinson
John E. “Jed” Wilkinson
President and Chief Executive Officer

/s/ Dennis Grinsteiner
Dennis Grinsteiner
Executive Vice President and Chief Financial Officer